Form 10-Q
period 2012-09-30
Kraft Foods Group, Inc.
filed 2012-11-09
CIK 1545158

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number 1-35491

Kraft Foods Group, Inc.

(Exact name of registrant as specified in its charter)

Virginia	36-3083135
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Three Lakes Drive, Northfield, Illinois	60093-2753
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (847) 646-2000

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒*

* The registrant became subject to the requirements on August 17, 2012.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At October 31, 2012, there were 592,405,910 shares of the registrant’s common stock outstanding.

Kraft Foods Group, Inc.

In this report, “Kraft Foods Group,” “we,” “us” and “our” refers to Kraft Foods Group, Inc. “Mondelēz International” refers to Mondelēz International, Inc., formerly known as Kraft Foods Inc., and its subsidiaries.

i

PART I – FINANCIAL INFORMATION

Item 1.   Financial Statements.

Kraft Foods Group, Inc.

Condensed Combined Statements of Earnings

(in millions of U.S. dollars, except per share data)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011

Net revenues	$4,606	$4,474	$13,845	$13,620
Cost of sales	3,018	3,110	9,139	9,193

Gross profit	1,588	1,364	4,706	4,427

Selling, general and administrative expenses	782	658	2,158	2,131
Asset impairment and exit costs	44	(2)	156	(2)

Operating income	762	708	2,392	2,298

Interest and other expense, net	(106)	(3)	(129)	(6)
Royalty income from affiliates	13	14	41	37

Earnings before income taxes	669	719	2,304	2,329

Provision for income taxes	199	302	763	891

Net earnings	$470	$417	$1,541	$1,438

Per share data(1):
Basic and diluted earnings per share	$0.79	$0.70	$2.60	$2.43

(1)

On October 1, 2012, Mondelēz International distributed 592 million shares of Kraft Foods Group common stock to Mondelēz International’s shareholders in connection with its spin-off of Kraft Foods Group. Basic and diluted earnings per common share and the average number of common shares outstanding were retrospectively restated for the number of Kraft Foods Group shares outstanding immediately following this transaction.

See accompanying notes to the condensed combined financial statements.

Kraft Foods Group, Inc.

Condensed Combined Statements of Comprehensive Earnings

(in millions of U.S. dollars)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011

Net earnings	$470	$417	$1,541	$1,438
Other comprehensive earnings / (losses):
Currency translation adjustment:
Translation adjustment	52	(47)	52	(77)
Pension and other benefits:
Net actuarial (loss) / gain arising during period	(3)	8	(11)	8
Reclassification adjustment for losses included in net earnings due to amortization of experience losses and prior service costs	5	4	16	10
Tax expense	(1)	(4)	(1)	(6)
Derivatives accounted for as hedges:
Net derivative (losses) / gains	(16)	7	(300)	19
Reclassification adjustment for losses / (gains)included in net earnings	28	(23)	82	(67)
Tax (expense) / benefit	(6)	7	83	18

Total other comprehensive earnings / (losses)	59	(48)	(79)	(95)

Comprehensive earnings	$529	$369	$1,462	$1,343

See accompanying notes to the condensed combined financial statements.

Kraft Foods Group, Inc.

Condensed Combined Balance Sheets

(in millions of U.S. dollars)

(Unaudited)

	September 30,	December 31,
	2012	2011

ASSETS
Cash and cash equivalents	$244	$–
Receivables (net of allowances of $23 in 2012 and 2011)	1,157	903
Inventories, net	2,090	1,943
Deferred income taxes	208	232
Other current assets	206	194

Total current assets	3,905	3,272

Property, plant and equipment, net	4,211	4,278
Goodwill	11,364	11,316
Intangible assets, net	2,632	2,630
Other assets	172	43

TOTAL ASSETS	$22,284	$21,539

LIABILITIES
Current portion of long-term debt	$6	$8
Accounts payable	1,510	1,447
Accrued marketing	458	575
Accrued employment costs	178	242
Other current liabilities	417	300

Total current liabilities	2,569	2,572

Long-term debt	9,568	27
Deferred income taxes	2,047	1,603
Accrued pension costs	105	117
Other liabilities	537	621

TOTAL LIABILITIES	14,826	4,940

Commitments and Contingencies (Note 11)

EQUITY
Parent company investment	7,918	16,976
Accumulated other comprehensive losses	(460)	(377)

TOTAL EQUITY	7,458	16,599

TOTAL LIABILITIES AND EQUITY	$22,284	$21,539

See accompanying notes to the condensed combined financial statements.

Kraft Foods Group, Inc.

Condensed Combined Statements of Equity

(in millions of U.S. dollars)

(Unaudited)

	Parent Company Investment	Accumulated Other Comprehensive Earnings / (Losses)	Total Equity

Balances at December 31, 2010	$17,210	$(171)	$17,039
Net earnings	1,839	–	$1,839
Other comprehensive losses, net of income taxes	–	(206)	$(206)
Net transfers to Mondelēz International	(2,073)	–	$(2,073)

Balances at December 31, 2011	$16,976	$(377)	$16,599
Net earnings	1,541	–	$1,541
Other comprehensive losses, net of income taxes	–	(79)	$(79)
Net transfers to / from Mondelēz International	(10,599)	(4)	$(10,603)

Balances at September 30, 2012	$7,918	$(460)	$7,458

See accompanying notes to the condensed combined financial statements.

Kraft Foods Group, Inc.

Condensed Combined Statements of Cash Flows

(in millions of U.S. dollars)

(Unaudited)

	For the Nine Months Ended September 30,
	2012	2011

CASH PROVIDED BY / (USED IN) OPERATING ACTIVITIES
Net earnings	$1,541	$1,438
Adjustments to reconcile net earnings to operating cash flows:
Depreciation and amortization	261	269
Stock-based compensation expense	39	39
Deferred income tax provision	583	43
Asset impairments	65	–
Other non-cash expense, net	128	(28)
Change in assets and liabilities:
Receivables, net	(230)	87
Inventories, net	(144)	(453)
Accounts payable	54	105
Other current assets	(27)	17
Other current liabilities	(200)	533
Change in pension and postretirement assets and liabilities, net	(3)	(5)

Net cash provided by operating activities	2,067	2,045

CASH PROVIDED BY / (USED IN) INVESTING ACTIVITIES
Capital expenditures	(282)	(267)
Proceeds from sale of property, plant and equipment and other	3	–

Net cash used in investing activities	(279)	(267)

CASH PROVIDED BY / (USED IN) FINANCING ACTIVITIES
Net repayment of short-term borrowings	–	(6)
Long-term debt proceeds	5,957	–
Net transfers to Mondelēz International	(7,220)	(1,805)
Other	(285)	33

Net cash used in financing activities	(1,548)	(1,778)

Effect of exchange rate changes on cash and cash equivalents	4	–

Cash and cash equivalents:
Increase	244	–
Balance at beginning of period	–	2

Balance at end of period	$244	$2

See accompanying notes to the condensed combined financial statements.

Kraft Foods Group, Inc.

Notes to Condensed Combined Financial Statements

(Unaudited)

Note 1.   Background and Basis of Presentation

These condensed combined financial statements have been prepared on a stand-alone basis and are derived from the consolidated financial statements and accounting records of Mondelēz International, Inc. (“Mondelēz International,” formerly known as Kraft Foods Inc.). The condensed combined financial statements reflect our financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”). We manufacture and market food and beverage products, including refrigerated meals, refreshment beverages and coffee, cheese and other grocery products, primarily in the United States and Canada.

The condensed combined balance sheet data as of December 31, 2011 was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. Our interim condensed combined financial statements are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted. You should read these statements in conjunction with our audited combined financial statements as of December 31, 2011 and related notes thereto included in our registration statement on Form 10, which the SEC declared effective on August 17, 2012 (“Form 10”). It is management’s opinion that these financial statements include all normal and recurring adjustments necessary for a fair presentation of our financial position and operating results. Net revenues and net earnings for any interim period are not necessarily indicative of future or annual results.

Our condensed combined financial statements include certain expenses of Mondelēz International which were allocated to us for certain functions, including general corporate expenses related to finance, legal, information technology, human resources, compliance, shared services, insurance, employee benefits and incentives and stock-based compensation. These expenses have been allocated in our historical results of operations on the basis of direct usage when identifiable, with the remainder allocated on the basis of revenue, operating income or headcount. We consider the expense allocation methodology and results to be reasonable for all periods presented. However, these allocations may not be indicative of the actual expenses we would have incurred as an independent public company or of the costs we will incur in the future, and may differ substantially from the allocations we agreed to in the various separation agreements.

Mondelēz International maintained a number of benefit programs at a corporate level. Our employees participated in those programs and, as such, we were allocated a portion of the expenses associated with those programs. Any benefit plan net liabilities that are our direct obligation, such as certain Canadian pension and North American postemployment plans, are reflected in our condensed combined balance sheets as well as within our other operating results. On October 1, 2012, we recorded $5.5 billion of net benefit plan obligations related to our pension and other postretirement benefit plans and will reflect them on our balance sheet as of December 31, 2012. Accordingly, our total net pension and postretirement benefit plan obligations were $5.6 billion as of October 1, 2012. See Note 9, “Pension, Postretirement and Postemployment Benefit Plans,” for further description of these benefit programs.

We also generated a portion of our net revenues from sales to Mondelēz International’s subsidiaries. Included in our condensed combined financial statements were net revenues from intercompany sales of $23 million in the three months and $77 million in the nine months ended September 30, 2012 and $26 million in the three months and $74 million in the nine months ended September 30, 2011. Intercompany receivables and payables with Mondelēz International are reflected within parent company investment in the accompanying condensed combined financial statements.

Mondelēz International paid royalties to us under various royalty arrangements. Amounts outstanding under these arrangements are considered settled for cash at the end of each reporting period and, as such, are included in parent company investment. Royalty income from affiliates was $13 million in the three months and $41 million in the nine months ended September 30, 2012 and $14 million in the three months and $37 million in the nine months ended September 30, 2011. Following our spin-off from Mondelēz International, we no longer receive this royalty income because we do not retain the rights to the intellectual property underlying this royalty income.

Historically, Mondelēz International provided financing, cash management and other treasury services to us. Certain cash balances were swept by Mondelēz International and historically, we received funding from Mondelēz International for our operating and investing cash needs. In advance of our spin-off from Mondelēz International, we modified some of these arrangements and retained $244 million of cash. Cash transferred to and from Mondelēz International has historically been recorded as intercompany payables and receivables which are reflected in parent company investment in the accompanying condensed combined financial statements.

New Accounting Pronouncements:

In July 2012, the Financial Accounting Standards Board issued an accounting standard update to simplify how entities test indefinite-lived intangible assets for impairment. An entity now has the option to first assess qualitative factors to determine whether it is “more likely than not” that the asset may be impaired. If, after assessing the totality of events and circumstances, impairment is determined to be not likely, then performing the quantitative two-step impairment test would not be required. The update is effective for annual indefinite-lived intangible asset impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. We plan to adopt the accounting standard update in the quarter ended December 31, 2012 ahead of our annual intangible asset impairment testing. The new guidance will not have an impact on our financial results but is expected to simplify the indefinite-lived intangible asset testing we do on an annual basis.

Subsequent Events:

We evaluated subsequent events and have reflected accounting and disclosure requirements related to material subsequent events in our financial statements and related notes.

Note 2.   Spin-Off Transaction

On October 1, 2012, Mondelēz International created an independent public company through a spin-off of the North American grocery business to Mondelēz International’s shareholders (“Spin-Off”). To effect the separation, Mondelēz International undertook a series of transactions to separate net assets and entities. As a result of these transactions, Mondelēz International now holds the global snacks business, and Kraft Foods Group is comprised of the North American grocery business. As a result of the Spin-Off, we now operate as an independent, publicly traded company. Our reportable segments are Beverages (formerly known as U.S. Beverages), Cheese (formerly known as U.S. Cheese), Refrigerated Meals (formerly known as U.S. Convenient Meals), Grocery (formerly known as U.S. Grocery) and International & Foodservice (formerly known as Canada & N.A. Foodservice).

In conjunction with the Spin-Off, on October 1, 2012, Mondelēz International distributed 592 million shares of Kraft Foods Group common stock to Mondelēz International’s shareholders. Holders of Mondelēz International common stock received one share of Kraft Foods Group common stock for every three shares of Mondelēz International common stock held on September 19, 2012. Mondelēz International structured the distribution to be tax free to its U.S. shareholders for U.S. federal income tax purposes.

Note 3.   Inventories

Inventories at September 30, 2012 and December 31, 2011 were:

	September 30, 2012	December 31, 2011
	(in millions)

Raw materials	$607	$562
Work in process	331	373
Finished product	1,152	1,008

Inventories, net	$2,090	$1,943

Note 4.   Property, Plant and Equipment

Property, plant and equipment at September 30, 2012 and December 31, 2011 were:

	September 30, 2012	December 31, 2011
	(in millions)

Land and land improvements	$124	$124
Buildings and building improvements	2,016	1,984
Machinery and equipment	5,934	5,764
Construction in progress	285	297

	8,359	8,169
Accumulated depreciation	(4,148)	(3,891)

Property, plant and equipment, net	$4,211	$4,278

Note 5. Goodwill and Intangible Assets

Goodwill by reportable segment at September 30, 2012 and December 31, 2011 was:

	September 30, 2012	December 31, 2011
	(in millions)

Beverages	$1,290	$1,290
Cheese	3,000	3,000
Refrigerated Meals	985	985
Grocery	4,216	4,216
International & Foodservice	1,873	1,825

Goodwill	$11,364	$11,316

Intangible assets were $2.6 billion at September 30, 2012 and December 31, 2011 and consist principally of trademarks purchased through the acquisition of Nabisco Holdings Corp.

Changes in goodwill and intangible assets consisted of:

		Intangible
	Goodwill	Assets
	(in millions)

Balance at January 1, 2012	$11,316	$2,630
Changes due to foreign currency	48	2

Balance at September 30, 2012	$11,364	$2,632

Note 6.   Restructuring Program

On October 29, 2012, our Board of Directors approved a $650 million restructuring program consisting of restructuring costs, implementation costs and Spin-Off transition costs (“Restructuring Program”). Approximately one-half of the total Restructuring Program costs are expected to result in cash expenditures. The Restructuring Program is part of, and its costs are consistent with, a restructuring program previously announced by Mondelēz International prior to the Spin-Off. The primary objective of the Restructuring Program activities is to ensure that we are set up to operate efficiently and execute our business strategy as a stand-alone company. We have incurred $170 million of Restructuring Program costs, of which $32 million were cash expenditures, during the nine months ended September 30, 2012. We expect to incur approximately $225 million of Restructuring Program costs in the last three months of 2012. In addition to approving the Restructuring Program, our Board approved related capital expenditures of $200 million. We expect to complete the program by the end of 2014.

Restructuring Costs:

We anticipate incurring approximately $490 million of restructuring charges, of which approximately $180 million are expected to be cash expenditures through 2014. These charges reflect primarily severance, asset disposals and other manufacturing-related one-time costs. We recorded one-time restructuring charges of $44 million in the three months and $156 million in the nine months ended September 30, 2012 within asset impairment and exit costs. We spent $7 million in the three months and $32 million in the nine months ended September 30, 2012 in cash, and we also recognized non-cash asset write-downs totaling $16 million in the three months and $65 million in the nine months ended September 30, 2012. At September 30, 2012, a $35 million restructuring liability was recorded within other current liabilities.

	Severance and related costs	Asset Write-downs	Total
	(in millions)

Liability balance, January 1, 2012	$–	$–	$–
Charges	91	65	156
Cash spent	(32)	–	(32)
Non-cash settlements	(24)	(65)	(89)

Liability balance, September 30, 2012	$35	$–	$35

Implementation Costs:

Implementation costs are directly attributable to restructuring activities; however, they do not qualify for special accounting treatment as exit or disposal activities. We believe the disclosure of implementation costs provides readers of our financial statements greater transparency to the total costs of our Restructuring Program. Through the end of 2014, we expect to incur approximately $90 million of implementation costs. To date, we recorded implementation costs of $10 million in the three months and $14 million in the nine months ended September 30, 2012 within cost of sales and selling, general and administrative expenses. These costs primarily relate to reorganization costs related to our sales function and the optimization of information systems infrastructure.

Spin-Off Transition Costs:

During the nine months ended September 30, 2012, all Spin-Off transition costs were incurred by Mondelēz International. Accordingly, we have not incurred any Spin-Off transition costs as of September 30, 2012. Subsequent to the Spin-Off, we expect to incur approximately $70 million of Spin-Off transition costs including professional service fees within the finance, legal and information system functions.

Restructuring Program Costs by Segment:

During the three and nine months ended September 30, 2012, we recorded Restructuring Program costs within segment operating income as follows:

	For the Three Months Ended September 30, 2012
	Restructuring	Implementation	Spin-Off Transition
	Costs	Costs	Costs	Total
	(in millions)

Beverages	$19	$5	$–	$24
Cheese	10	1	–	11
Refrigerated Meals	5	1	–	6
Grocery	8	2	–	10
International & Foodservice	2	1	–	3

Total	$44	$10	$–	$54

	For the Nine Months Ended September 30, 2012
	Restructuring	Implementation	Spin-Off Transition
	Costs	Costs	Costs	Total
		(in millions)

Beverages	$35	$6	$–	$41
Cheese	54	2	–	56
Refrigerated Meals	16	1	–	17
Grocery	30	3	–	33
International & Foodservice	21	2	–	23

Total	$156	$14	$–	$170

Note 7.   Debt

Borrowing Arrangements:

On March 8, 2012, in connection with the Spin-Off, we entered into a $4.0 billion 364-day senior unsecured revolving credit facility that was to expire on March 7, 2013. On July 18, 2012, we effected a mandatory $2.6 billion reduction of the unused commitment under the facility, leaving us with $1.4 billion of borrowing capacity under the facility. On September 24, 2012, we terminated this facility with no amounts drawn.

On May 18, 2012, we entered into a $3.0 billion five-year senior unsecured revolving credit facility that expires on May 17, 2017. All committed borrowings under the facility will bear interest at a variable annual rate based on the London Inter-Bank Offered Rate or a defined base rate, at our election, plus an applicable margin based on the ratings of our long-term senior unsecured indebtedness. The revolving credit agreement requires us to maintain a minimum total shareholders’ equity (excluding accumulated other comprehensive income or losses and any income or losses recognized in connection with “mark-to-market” accounting in respect of pension and other retirement plans). The revolving credit agreement also contains customary representations, covenants and events of default. We intend to use the proceeds of this facility for general corporate purposes. As of September 30, 2012, no amounts were drawn on this credit facility.

Long-Term Debt:

On June 4, 2012, we issued $6.0 billion of senior unsecured notes at a weighted-average effective rate of 3.938% and transferred the net proceeds of $5.9 billion to Mondelēz International. We also recorded approximately $260 million of deferred financing costs, including losses on hedging activities in advance of the debt issuance, which will be recognized in interest expense over the life of the notes. The general terms of the $6.0 billion notes are:

•	$1 billion notes due June 4, 2015 at a fixed, annual interest rate of 1.625%. Interest is payable semiannually beginning December 4, 2012.
•	$1 billion notes due June 5, 2017 at a fixed, annual interest rate of 2.250%. Interest is payable semiannually beginning December 5, 2012.
•	$2 billion notes due June 6, 2022 at a fixed, annual interest rate of 3.500%. Interest is payable semiannually beginning December 6, 2012.
•	$2 billion notes due June 4, 2042 at a fixed, annual interest rate of 5.000%. Interest is payable semiannually beginning December 4, 2012.

On July 18, 2012, Mondelēz International completed a debt exchange in which $3.6 billion of Mondelēz International debt was exchanged for our debt as part of the Spin-Off capitalization plan. No cash was generated from the exchange. In connection with the debt exchange, we recorded deferred tax liabilities of $411 million. The general terms of the $3.6 billion of notes are:

•

$1,035 million notes due August 23, 2018 at a fixed, annual interest rate of 6.125%. Interest is payable semiannually beginning August 23, 2012. This debt was issued in exchange for $596 million of Mondelēz International’s 6.125% Notes due in February 2018 and $439 million of Mondelēz International’s 6.125% Notes due in August 2018.

•

$900 million notes due February 10, 2020 at a fixed, annual interest rate of 5.375%. Interest is payable semiannually beginning August 10, 2012. This debt was issued in exchange for an approximately equal principal amount of Mondelēz International’s 5.375% Notes due in February 2020.

•

$878 million notes due January 26, 2039 at a fixed, annual interest rate of 6.875%. Interest is payable semiannually beginning July 26, 2012. This debt was issued in exchange for approximately $233 million of Mondelēz International’s 6.875% Notes due in January 2039, approximately $290 million of Mondelēz International’s 6.875% Notes due in February 2038, approximately $185 million of Mondelēz International’s 7.000% Notes due in August 2037 and approximately $170 million of Mondelēz International’s 6.500% Notes due in November 2031.

•

$787 million notes due February 9, 2040 at a fixed, annual interest rate of 6.500%. Interest is payable semiannually beginning August 9, 2012. This debt was issued in exchange for an approximately equal principal amount of Mondelēz International’s 6.500% Notes due in 2040.

On October 1, 2012, Mondelēz International transferred approximately $400 million of Mondelēz International 7.550% senior unsecured notes maturing in June 2015 to us to complete the key elements of the debt migration plan in connection with the Spin-Off.

Fair Value of Our Debt:

The fair value of our long-term debt was determined using Level 1 quoted prices in active markets for the publicly traded debt obligations. The aggregate fair value of our total debt was $11,056 million as compared with the carrying value of $9,574 million at September 30, 2012. At December 31, 2011, our total debt consisted of capital leases which approximated fair value.

Note 8.   Stock Plans

Our Participation in Mondelēz International Incentive Plans:

Mondelēz International maintained several incentive plans in which our executives and employees and a stock compensation plan in which our non-employee directors participated. All awards granted under the plans were based on Mondelēz International’s common shares and were reflected in Mondelēz International’s consolidated statement of equity. The expense related to those awards was allocated to us.

Stock-based compensation expense allocated from Mondelēz International was $12 million for the three months and $39 million for the nine months ended September 30, 2012 and $14 million for the three months and $39 million for the nine months ended September 30, 2011. The expense was allocated primarily based on headcount. These amounts were based on the awards and terms previously granted to our employees, but may not reflect the equity awards nor results that we would have experienced or expect to experience as an independent, publicly traded company.

Restricted and Deferred Stock:

Restricted and deferred stock was granted to our eligible employees by Mondelēz International. The shares of restricted or deferred stock give employees and directors, in most instances, all of the rights of Mondelēz International shareholders, except that they may not sell, assign, pledge or otherwise encumber the shares. Shares of restricted and deferred stock are subject to forfeiture if certain employment conditions are not met. Restricted and deferred stock generally vests on the third anniversary of the grant date.

Shares granted to our employees in connection with Mondelēz International’s long-term incentive plan vest based on varying performance, market and service conditions. These unvested shares have no voting rights and do not pay dividends.

In January 2012, our employees were granted 0.4 million shares of stock in connection with Mondelēz International’s long-term incentive plan at a market value of $37.63 per share. In February 2012, as part of Mondelēz International’s annual equity program, our eligible employees were issued 0.6 million shares of restricted and deferred stock at a market value of $38.00 per restricted or deferred share. During the nine months ended September 30, 2012, our employees were issued 0.2 million shares of additional restricted and deferred shares with a weighted average market value of $31.66 per share primarily in connection with our long-term incentive plan and awards granted in 2009 which vested during the first quarter of 2012. In aggregate, our employees were issued 1.2 million restricted and deferred shares during the nine months ended September 30, 2012, including those issued as part of Mondelēz International’s long-term incentive plan, with a weighted-average market value per share of $36.69.

The vesting date fair value of restricted and deferred stock was $52 million during the nine months ended September 30, 2012 and $37 million during the nine months ended September 30, 2011.

Stock Options:

In February 2012, as part of Mondelēz International’s annual equity program, our eligible employees were granted 3.6 million stock options at an exercise price of $38.00. During the nine months ended September 30, 2012, our employees were granted 0.2 million of additional stock options with a weighted-average exercise price of $38.13 per share on the date of grant. In aggregate, our employees were granted 3.8 million stock options during the nine months ended September 30, 2012 at a weighted-average exercise price of $38.00.

In connection with the Spin-Off, restricted and deferred stock awards (excluding long-term incentive plan awards) and employee stock option awards were adjusted and converted into new equity awards using a formula designed to preserve the fair value of the awards immediately prior to the Spin-Off. On October 1, 2012 immediately prior to the Spin-Off, holders of Mondelēz International restricted and deferred stock awards received one share of Kraft Foods Group restricted or deferred shares for every three restricted or deferred shares of Mondelēz International they held prior to the Spin-Off. Holders of stock option awards received Mondelēz International stock options to purchase the same number of shares of Mondelēz International common stock at an adjusted exercise price and one new Kraft Foods Group stock option for every three Mondelēz International stock options to preserve the fair value of the overall awards granted. Long-term incentive plan awards held by our employees were converted to Kraft Foods Group awards. The underlying performance conditions for the Kraft Foods Group long-term incentive plan awards will be modified to reflect new performance targets.

Note 9.  Pension, Postretirement and Postemployment Benefit Plans

Our Participation in Mondelēz International Pension and Other Postemployment Benefit Plans:

Mondelēz International provided defined benefit pension, postretirement health care, defined contribution, and multiemployer pension and medical benefits to our eligible employees and retirees.

Prior to the Spin-Off, Mondelēz International was responsible for the net benefit plan obligations associated with these plans. As such, these liabilities are not reflected in our condensed combined balance sheets. On October 1, 2012, we recorded $5.5 billion of net benefit plan obligations related to our pension and postretirement benefit plans and will reflect them on our balance sheet as of December 31, 2012. Accordingly, our total net pension and postretirement benefit plan obligations were $5.6 billion as of October 1, 2012.

Our condensed combined statements of earnings include expense allocations for these benefits which were determined based on a review of personnel by business unit and based on allocations of corporate or other shared functional personnel. We consider the expense allocation methodology and results to be reasonable for all periods presented.

Total Mondelēz International benefit plan costs allocated to us were $177 million in the three months and $491 million in the nine months ended September 30, 2012 and $127 million in the three months and $367 million in the nine months ended September 30, 2011. These costs are reflected in our cost of sales and selling, general and administrative expenses. These costs were funded through intercompany transactions with Mondelēz International which are now reflected within the parent company investment equity balance.

Mondelēz International Defined Benefit Pension Plans:

Substantially all of our retired U.S. and Canadian employees receive defined benefit pension benefits through various Mondelēz International pension plans. Eligible active employees will also receive defined benefit pension benefits through various Mondelēz International pension plans in both the United States and Canada upon retirement. Our allocated expenses in connection with these plans were $99 million in the three months and $283 million in the nine months ended September 30, 2012 and $69 million in the three months and $188 million in the nine months ended September 30, 2011.

Mondelēz International Postretirement Health Care Plans:

Substantially all of our retired U.S. and Canadian employees receive health care and other benefits through various Mondelēz International postretirement health care benefit plans. Eligible active employees will also receive postretirement health care benefits through various Mondelēz International postretirement plans in both the United States and Canada upon retirement. Our allocated expenses in connection with these plans were $58 million in the three months and $142 million in the nine months ended September 30, 2012 and $40 million in the three months and $121 million in the nine months ended September 30, 2011.

Canadian Pension Plans

Certain plans in our Canadian operations (“Canadian Pension Plans”) are our direct obligations and have been recorded within our condensed combined financial statements.

Components of Net Pension Cost:

Net periodic pension cost consisted of the following for the three and nine months ended September 30, 2012 and 2011:

	Canadian Pension Plans
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
	(in millions)		(in millions)

Service cost	$1	$2	$6	$6
Interest cost	6	7	18	20
Expected return on plan assets	(8)	(9)	(26)	(29)
Amortization:
Net loss from experience differences	4	4	14	10
Settlement losses	–	4	–	4

Net pension cost	$3	$8	$12	$11

Employer Contributions:

During the nine months ended September 30, 2012, we contributed $15 million to our Canadian Pension Plans. We make contributions to our pension plans, primarily, to the extent that they are tax deductible and do not generate an excise tax liability. Based on current tax law and minimum funding requirements, we plan to make further contributions of approximately $10 million to our Canadian Pension Plans during the remainder of 2012. However, our actual contributions may differ due to many factors, including changes in tax and other benefit laws, significant differences between expected and actual pension asset performance or interest rates, or considerations related to the Spin-Off.

Note 10.  Financial Instruments

See our combined financial statements for the year ended December 31, 2011 and related notes in our Form 10 for additional information on our accounting and purpose for entering into derivatives and our overall risk management strategies.

Fair Value of Derivative Instruments:

Derivative instruments were recorded at fair value in the condensed combined balance sheets as of September 30, 2012 and December 31, 2011 as follows:

	September 30, 2012		December 31, 2011
	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives

	(in millions)		(in million)

Derivatives designated as hedging instruments:
Commodity contracts	$16	$12	$9	$2
Foreign exchange contracts	–	8	3	–
Interest rate contracts	–	–	–	25

	$16	$20	$12	$27

Derivatives not designated as hedging instruments:
Commodity contracts	$63	$24	$50	$68

Total fair value	$79	$44	$62	$95

The fair value of our asset derivatives is recorded within other current assets and the fair value of our liability derivatives is recorded within other current liabilities. In prior quarters, we executed interest rate derivatives to lock in a portion of the interest expense we expected to incur with a future debt issuance. Those interest rate derivatives settled at the time we issued debt during the second quarter. See Note 7, “Debt,” for more information on the debt issuance.

The fair value (asset / (liability)) of our derivative instruments at September 30, 2012 was determined using:

		Quoted Prices in
		Active Markets	Significant	Significant
		for Identical	Other Observable	Unobservable
	Total	Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(in millions)
Commodity contracts	$43	$50	$(7)	$–
Foreign exchange contracts	(8)	–	(8)	–
Interest rate contracts	–	–	–	–

Total derivatives	$35	$50	$(15)	$–

The fair value (asset / (liability)) of our derivative instruments at December 31, 2011 was determined using:

		Quoted Prices in
		Active Markets	Significant	Significant
		for Identical	Other Observable	Unobservable
	Total	Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(in millions)
Commodity contracts	$(11)	$(4)	$(7)	$–
Foreign exchange contracts	3	–	3	–
Interest rate contracts	(25)	–	(25)	–

Total derivatives	$(33)	$(4)	$(29)	$–

Level 2 financial assets and liabilities consist of commodity forwards, foreign exchange forwards and interest rate swaps. Commodity derivatives are valued using an income approach based on the observable market commodity index prices less the contract rate multiplied by the notional amount. Foreign currency contracts are valued using an income approach based on observable market forward rates less the contract rate multiplied by the notional amount. Our calculation of the fair value of interest rate swaps is derived from a discounted cash flow analysis based on the terms of the contract and the observable market interest rate curve. Our calculation of the fair value of financial instruments takes into consideration the risk of nonperformance, including counterparty credit risk.

Derivative Volume:

The net notional values of our derivative instruments as of September 30, 2012 and December 31, 2011 were:

	Notional Amount
	September 30,	December 31,
	2012	2011
	(in millions)
Commodity contracts	$693	$891
Foreign exchange contracts	331	59
Interest rate contracts	–	1,000

Cash Flow Hedges:

Cash flow hedge activity, net of income taxes, within accumulated other comprehensive earnings / (losses) included:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(in millions)		(in millions)

Accumulated other comprehensive earnings / (losses) at beginning of period	$(159)	$11	$(18)	$32
Unrealized gain / (loss) in fair value	(11)	5	(185)	11
Transfer of realized (gains) / losses in fair value to earnings	17	(14)	50	(41)
Transfer of realized losses in fair value from Mondelēz International	(4)	–	(4)	–

Accumulated other comprehensive earnings / (losses) at end of period	$(157)	$2	$(157)	$2

The unrealized gains / (losses), net of income taxes, recognized in other comprehensive earnings were:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(in millions)		(in millions)
Commodity contracts	$(3)	$2	$(41)	$14
Foreign exchange contracts	(8)	3	(8)	(3)
Interest rate contracts	–	–	(136)	–

Total	$(11)	$5	$(185)	$11

The gains / (losses), net of income taxes, reclassified from accumulated other comprehensive earnings / (losses) into net earnings were:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(in millions)		(in millions)
Commodity contracts	$(15)	$16	$(34)	$47
Foreign exchange contracts	(1)	(2)	–	(6)
Interest rate contracts	(1)	–	(16)	–

Total	$(17)	$14	$(50)	$41

The gains / (losses) on ineffectiveness recognized in pre-tax earnings were:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(in millions)		(in millions)
Commodity contracts	$2	$(1)	$(1)	$4
Foreign exchange contracts	–	–	–	–
Interest rate contracts	–	–	–	–

Total	$2	$(1)	$(1)	$4

We record (i) the pre-tax gain or loss reclassified from accumulated other comprehensive earnings / (losses) into earnings and (ii) the gain or loss on ineffectiveness in:

•	cost of sales for commodity contracts;
•	cost of sales for foreign exchange contracts related to forecasted transactions; and
•	interest and other expense, net for interest rate contracts and foreign exchange contracts related to intercompany loans.

We expect to transfer unrealized losses of $12 million (net of taxes) for commodity cash flow hedges, unrealized losses of $6 million (net of taxes) for foreign currency cash flow hedges and unrealized losses of $7 million (net of taxes) for interest rate cash flow hedges to earnings during the next 12 months.

Hedge Coverage:

As of September 30, 2012, we had hedged forecasted transactions for the following durations:

•	commodity transactions for periods not exceeding the next 14 months;
•	foreign currency transactions for periods not exceeding the next 11 months; and
•	interest rate transactions for periods not exceeding the next 29 years and 8 months.

Economic Hedges:

Gains recorded in net earnings for economic hedges which are not designated as hedging instruments included:

	For the Three Months Ended		For the Nine Months Ended		Gain / (Loss)
	September 30,		September 30,		Recognized
	2012	2011	2012	2011	in Earnings
	(in millions)		(in millions)

Commodity contracts	61	5	60	39	Cost of sales

Note 11. Commitments and Contingencies

Legal Proceedings:

We routinely are involved in legal proceedings, claims and governmental inspections or investigations (“Legal Matters”) arising in the ordinary course of our business.

On March 1, 2011, the Starbucks Coffee Company (“Starbucks”) took control of the Starbucks packaged coffee business (“Starbucks CPG business”) in grocery stores and other channels. Starbucks did so without our authorization and in what we contend is a violation and breach of our license and supply agreement with Starbucks related to the Starbucks CPG business. The dispute is in arbitration in Chicago, Illinois. We are seeking appropriate remedies, including payment of the fair market value of the supply and license agreement, plus the premium this agreement specifies, prejudgment interest under New York law and attorney’s fees. Starbucks has counterclaimed for damages. Testimony and post-hearing briefing in the arbitration proceeding are completed, and we await the arbitrator’s decision. We remain the named party in the proceeding. However, under the Separation and Distribution Agreement between Mondelēz International and us, we will direct any recovery awarded in the arbitration proceeding to Mondelēz International. Mondelēz International will reimburse us for any costs and expenses we incur in connection with the arbitration. The results of the Starbucks CPG business were included primarily in our Beverages and International & Foodservice segments through March 1, 2011.

While we cannot predict with certainty the results of our dispute with Starbucks or any Legal Matters in which we are currently involved or may in the future be involved, we do not expect that the ultimate costs to resolve any of these Legal Matters that are currently pending individually and in the aggregate will have a material adverse effect on our financial results.

Third-Party Guarantees:

We have third-party guarantees primarily covering certain long-term obligations of our vendors. As part of those transactions, we guarantee that third parties will make contractual payments or achieve performance measures. At September 30, 2012, the carrying amount of our third-party guarantees on our condensed combined balance sheet and the maximum potential payment under these guarantees was $22 million. Substantially all of these guarantees expire at various times through 2018.

As of September 30, 2012, Mondelēz International and three of its indirect wholly owned subsidiaries, including a subsidiary that became our indirect wholly owned subsidiary as a result of the Spin-Off on October 1, 2012, are joint and several guarantors of $1.0 billion of indebtedness issued by Cadbury Schweppes US Finance LLC and maturing on October 1, 2013. Under the Separation and Distribution Agreement between Mondelēz International and us, Mondelēz International has agreed to indemnify us in the event our subsidiary is called upon to satisfy its obligation under the guarantee. Accordingly, we have no obligation included on our balance sheets for this guarantee.

Note 12.   Earnings Per Share

Basic and diluted earnings per share (“EPS”) were calculated using the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
	(in millions, except per share data)

Net earnings	$470	$417	$1,541	$1,438
Basic and diluted earnings per common share	$0.79	$0.70	$2.60	$2.43

Basic and diluted average shares outstanding	592	592	592	592

On October 1, 2012, Mondelēz International distributed 592 million shares of Kraft Foods Group common stock to Mondelēz International’s shareholders. Holders of Mondelēz International common stock received one share of Kraft Foods Group common stock for every three shares of Mondelēz International common stock held on September 19, 2012. Basic and diluted earnings per common share and the average number of common shares outstanding were retrospectively restated for the number of Kraft Foods Group shares outstanding immediately following this transaction. The same number of shares was used to calculate basic and diluted earnings per share since no Kraft Foods Group equity awards were outstanding prior to the Spin-Off.

Note 13.   Income Taxes

Our provision for income taxes was $199 million for the three months and $763 million for the nine months ended September 30, 2012 and $302 million for the three months and $891 million for the nine months ended September 30, 2011. Our effective tax rate was 29.7% for the three months and 33.1% for the nine months ended September 30, 2012 and 42.0% for the three months and 38.3% for the nine months ended September 30, 2011. Our effective tax rate included net tax benefits from discrete one-time events of $31 million for the three months and $36 million for the nine months ended September 30, 2012, which primarily related to Canadian and U.S. federal tax audit settlements. Our effective tax rate included net tax costs from discrete one-time events of $36 million for the three months and $37 million for the nine months ended September 30, 2011, which arose principally from the resolution of tax matters with U.S. federal and state tax authorities.

As of January 1, 2012, our unrecognized tax benefits were $371 million. If we had recognized all of these benefits, the net impact on our income tax provision would be $229 million. As of September 30, 2012, our unrecognized tax benefits were $267 million. If we had recognized all of these benefits, the net impact on our income tax provision would be $181 million.

We include accrued interest and penalties related to uncertain tax positions in our tax provision. As of January 1, 2012, we had $80 million of accrued interest and penalties. As of September 30, 2012, we had $48 million of accrued interest and penalties.

We do not expect a material change in the amount of unrecognized tax benefits during the next 12 months due to audit settlements or the expiration of statutes of limitations.

Our income tax returns are regularly examined by federal and various state and foreign tax authorities. In July 2012, Mondelēz International reached a final resolution on a federal tax audit of the 2004-2006 tax years. The U.S. federal statute of limitations remains open for all tax periods beginning with the 2007 tax year and Mondelēz International is currently under examination for the 2007-2009 tax years. Our income tax filings are also currently under examination by taxing authorities in various U.S. states. U.S. state and foreign jurisdictions have statutes of limitations generally ranging from three to five years; however, these statutes are often extended by mutual agreement with the tax authorities.

As of January 1, 2012, we had net deferred income tax liabilities of $1,371 million. As of September 30, 2012 we had net deferred income tax liabilities of $1,839 million, including a $411 million deferred tax liability recorded in connection with the debt exchange in which $3.6 billion of Mondelēz International debt was exchanged for our debt.

Note 14.   Segment Reporting

We manufacture and market food and beverage products, including refrigerated meals, refreshment beverages and coffee, cheese and other grocery products, primarily in the United States and Canada. We manage and report operating results through five reportable segments. Our reportable segments are Beverages (formerly known as U.S. Beverages), Cheese (formerly known as U.S. Cheese), Refrigerated Meals (formerly known as U.S. Convenient Meals), Grocery (formerly known as U.S. Grocery) and International & Foodservice (formerly known as Canada & N.A. Foodservice).

Management uses segment operating income to evaluate segment performance and allocate resources. We believe it is appropriate to disclose this measure to help investors analyze segment performance and trends. Segment operating income excludes unrealized gains and losses on hedging activities (which are a component of cost of sales), certain components of our U.S. pension plan costs (which are a component of cost of sales and selling, general and administrative expenses), and general corporate expenses (which are a component of selling, general and administrative expenses) for all periods presented. We exclude the unrealized gains and losses on hedging activities from segment operating income in order to provide better transparency of our segment operating results. Once realized, the gains and losses on hedging activities are recorded within segment operating results. We exclude certain components of our U.S. pension plan costs from segment operating income because we centrally manage pension plan funding decisions and the determination of the discount rate, expected rate of return on plan assets and other actuarial assumptions. Therefore, we allocate only the service cost component of our U.S. pension plan expense to segment operating income. Furthermore, we centrally manage interest and other expense, net. Accordingly, we do not present these items by segment because they are excluded from the segment profitability measure that management reviews.

Our segment net revenues and earnings consisted of:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
	(in millions)		(in millions)

Net revenues:
Beverages	$688	$687	$2,182	$2,297
Cheese	921	908	2,766	2,667
Refrigerated Meals	895	865	2,609	2,542
Grocery	1,134	1,084	3,449	3,313
International & Foodservice	968	930	2,839	2,801

Net revenues	$4,606	$4,474	$13,845	$13,620

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
	(in millions)		(in millions)

Earnings before income taxes:
Operating income:
Beverages	$76	$101	$308	$400
Cheese	159	145	482	422
Refrigerated Meals	116	105	338	309
Grocery	302	315	1,048	998
International & Food service	134	117	349	365
Unrealized gains / (losses) on hedging activities	52	(20)	58	(51)
Certain U.S. pension plan costs	(64)	(42)	(169)	(108)
General corporate expenses	(13)	(13)	(22)	(37)

Operating income	762	708	2,392	2,298
Interest and other expense, net	(106)	(3)	(129)	(6)
Royalty income from affiliates	13	14	41	37

Earnings before income taxes	$669	$719	$2,304	$2,329

On March 1, 2011, Starbucks took control of the Starbucks CPG business in grocery stores and other channels. See our discussion of legal proceedings within Note 11, “Commitments and Contingencies,” for additional information.

In connection with our Restructuring Program, we recorded restructuring charges of $44 million for the three months and $156 million for the nine months ended September 30, 2012. We also recorded implementation costs of $10 million for the three months and $14 million for the nine months ended September 30, 2012. We recorded the restructuring charges in operations, as a part of asset impairment and exit costs, and recorded the implementation costs in operations, as a part of cost of sales and selling, general and administrative expenses. See Note 6, “Restructuring Program,” for restructuring costs by segment.

Included within our segment results are intercompany sales with Mondelēz International which totaled $23 million in the three months and $77 million in the nine months ended September 30, 2012 and $26 million in the three months and $74 million in the nine months ended September 30, 2011.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Description of the Company

We manufacture and market food and beverage products, including refrigerated meals, refreshment beverages and coffee, cheese and other grocery products, primarily in the United States and Canada. Our product categories span all major meal occasions, both at home and in foodservice locations.

Spin-Off Transaction

On October 1, 2012, Mondelēz International, Inc. (“Mondelēz International,” formerly known as Kraft Foods Inc.) created an independent public company through a spin-off of the North American grocery business to Mondelēz International’s shareholders (“Spin-Off”). To effect the separation, Mondelēz International undertook a series of transactions to separate net assets and entities. As a result of these transactions, Mondelēz International now holds the global snacks business, and we, Kraft Foods Group, now hold the North American grocery business.

On October 1, 2012, Mondelēz International distributed 592 million shares of Kraft Foods Group common stock to Mondelēz International’s shareholders. Holders of Mondelēz International common stock received one share of Kraft Foods Group common stock for every three shares of Mondelēz International common stock held on September 19, 2012. Mondelēz International structured the distribution to be tax free to its U.S. shareholders for U.S. federal income tax purposes. As a result of the Spin-Off, we now operate as an independent, publicly traded company.

Summary of Results and Other Highlights

This summary provides highlights of the Discussion and Analysis that follows.

•	Net revenues increased 3.0% to $4.6 billion in the third quarter of 2012 and increased 1.7% to $13.8 billion in the first nine months of 2012 as compared to the same period in the prior year.

•

Organic Net Revenues, a non-GAAP financial measure we use to evaluate our underlying results (see our reconciliation with net revenues and a discussion of our non-GAAP financial measures later in this section), increased 3.2% to $4.6 billion in the third quarter of 2012 and increased 2.6% to $13.9 billion in the first nine months of 2012 as compared to the same period in the prior year.

•

Diluted EPS increased 12.9% to $0.79 in the third quarter of 2012 as compared to $0.70 from the same period in the prior year. Diluted EPS increased 7.0% to $2.60 in the first nine months of 2012 as compared to $2.43 from the same period in the prior year. Diluted earnings per common share and the average number of common shares outstanding were retrospectively restated for the 592 million shares of our common stock distributed on October 1, 2012 in connection with the Spin-Off.

•

On May 18, 2012, we entered into a $3.0 billion five-year senior unsecured revolving credit facility in connection with the Spin-Off. The agreement expires on May 17, 2017. We intend to use the proceeds for general corporate purposes.

•	On June 4, 2012, we issued $6.0 billion of senior unsecured notes with a weighted average interest rate of 3.938% and transferred the net proceeds of $5.9 billion to Mondelēz International.

•

On July 18, 2012, Mondelēz International completed a debt exchange in which $3.6 billion of Mondelēz International debt was exchanged for our debt as part of our Spin-Off-related capitalization plan. No cash was generated from the exchange. Mondelēz International also transferred approximately $400 million of Mondelēz International 7.550% senior unsecured notes to us to complete the key elements of the debt migration plan in connection with the Spin-Off on October 1, 2012.

Discussion and Analysis

Items Affecting Comparability of Financial Results

Restructuring Program

On October 29, 2012, our Board of Directors approved a $650 million restructuring program consisting of restructuring costs, implementation costs and Spin-Off transition costs (“Restructuring Program”). Approximately one-half of the total Restructuring Program costs are expected to result in cash expenditures. The Restructuring Program is part of, and its costs are consistent with, a restructuring program previously announced by Mondelēz International prior to the Spin-Off. The primary objective of the Restructuring Program activities is to ensure that we are set up to operate efficiently and execute our business strategy as a stand-alone company. We have incurred $170 million of Restructuring Program costs, of which $32 million were cash expenditures, during the nine months ended September 30, 2012. We expect to incur approximately $225 million of Restructuring Program costs in the last three months of 2012. In addition to approving the Restructuring Program, our Board approved related capital expenditures of $200 million. We expect to complete the program by the end of 2014.

We anticipate incurring approximately $490 million of restructuring charges, of which approximately $180 million are expected to be cash expenditures through 2014. These charges reflect primarily severance, asset disposals and other manufacturing-related one-time costs. We recorded one-time restructuring charges of $44 million for the three months ended and $156 million for the nine months ended September 30, 2012 within asset impairment and exit costs. We spent $7 million in the three months and $32 million in the nine months ended September 30, 2012 in cash, and we also recognized non-cash asset write-downs totaling $16 million in the three months and $65 million in the nine months ended September 30, 2012. We also incurred implementation costs of $10 million for the three months and $14 million for the nine months ended September 30, 2012. These costs were recorded within cost of sales and selling, general and administrative expenses. See Note 6, “Restructuring Program,” for additional information.

During the nine months ended September 30, 2012, all Spin-Off transition costs were incurred by Mondelēz International. Accordingly, we have not incurred any Spin-Off transition costs as of September 30, 2012. Subsequent to the Spin-Off, we expect to incur approximately $70 million of Spin-Off transition costs including professional service fees within the finance, legal and information system functions.

Starbucks CPG Business

On March 1, 2011, the Starbucks Coffee Company (“Starbucks”) took control of the Starbucks packaged coffee business (“Starbucks CPG business”) in grocery stores and other channels. Starbucks did so without our authorization and in what we contend is a violation and breach of our license and supply agreement with Starbucks related to the Starbucks CPG business. The dispute is in arbitration in Chicago, Illinois. We are seeking appropriate remedies, including payment of the fair market value of the supply and license agreement, plus the premium this agreement specifies, prejudgment interest under New York law and attorney’s fees. Starbucks has counterclaimed for damages. Testimony and post-hearing briefing in the arbitration proceeding are completed, and we await the arbitrator’s decision. We remain the named party in the proceeding. However, under the Separation and Distribution Agreement between Mondelēz International and us, we will direct any recovery awarded in the arbitration proceeding to Mondelēz International. Mondelēz International will reimburse us for any costs and expenses we incur in connection with the arbitration. The results of the Starbucks CPG business were included primarily in our Beverages and International & Foodservice segments through March 1, 2011.

Provision for Income Taxes

Our effective tax rate was 29.7% in the third quarter of 2012 and 33.1% for the first nine months of 2012. The effective tax rate was favorably impacted by net discrete items totaling $31 million in the three months and $36 million in the nine months ended September 30, 2012, which primarily related to Canadian and U.S. federal tax audit settlements.

Our effective tax rate was 42.0% in the third quarter of 2011 and 38.3% in the first nine months of 2011. The effective tax rate was unfavorably impacted by net discrete items totaling $36 million in the three months and $37 million in the nine months ending September 30, 2011, arising principally from the resolution of tax matters with the U.S. federal and U.S. state tax authorities.

Combined Results of Operations

The following discussion compares our combined results of operations for the three and nine months ended September 30, 2012 and 2011.

Three Months Ended September 30:

	For the Three Months Ended
	September 30,
	2012	2011	$ change	% change
	(in millions, except per share data)

Net revenues	$4,606	$4,474	$132	3.0%

Operating income	$762	$708	$54	7.6%

Net earnings	$470	$417	$53	12.7%

Diluted earnings per share	$0.79	$0.70	$0.09	12.9%

Net Revenues – Net revenues increased $132 million (3.0%) to $4,606 million in the third quarter of 2012, and Organic Net Revenues(1) increased $141 million (3.2%) to $4,615 million as follows:

	For the Three Months Ended
	September 30,
	2012	2011	$ Change	% Change
	(in millions)

Net Revenues	$4,606	$4,474	$132	3.0%
Impact of foreign currency	9	–	9	0.2	pp

Organic Net revenues (1)	$4,615	$4,474	$141	3.2%

Volume/mix			$112	2.6	pp
Net pricing			$29	0.6	pp

(1)	“Organic Net Revenues” is a non-GAAP financial measure defined as net revenues excluding the impact of acquisitions, divestitures (including for reporting purposes the cessation of the Starbucks CPG business), accounting calendar changes (including a 53rd week in 2011) and foreign currency rate fluctuations. Please see the Non-GAAP Financial Measures section at the end of this item.

Organic Net Revenues growth was driven by favorable volume/mix and higher net pricing. Favorable volume/mix was realized in all segments except Grocery. Volume/mix was favorably impacted by customer inventory shifts (2.6pp), largely related to the Spin-Off, and gains in new products (1.7pp), partially offset by product pruning (1.3pp). Higher net pricing, primarily due to pricing actions taken in prior quarters, was driven by Grocery and Refrigerated Meals.

The impact of unfavorable foreign currency decreased net revenues by $9 million due to the strength of the U.S. dollar relative to the Canadian dollar.

Operating Income – Operating income increased $54 million (7.6%) to $762 million in the third quarter of 2012 due to the following:

	Operating
	Income	Change
	(in millions)	(percentage point)

Operating Income for the Three Months Ended September 30, 2011	$708
Favorable volume/mix	46	6.4	pp
Higher net pricing	29	4.2	pp
Lower product costs	83	11.7	pp
Higher selling, general and administrative expenses	(120)	(17.0	)pp
Change in unrealized gains / (losses) on hedging activities	72	10.2	pp
Unfavorable foreign currency	(2)	(0.2	)pp
Restructuring Program costs	(54)	(7.7	)pp

Operating Income for the Three Months Ended September 30, 2012	$762	7.6%

Favorable volume/mix was driven by gains in the Cheese and International & Foodservice segments. Higher net pricing reflected primarily pricing actions taken in prior quarters, while lower product costs were driven by productivity and lower commodity costs. Excluding Restructuring Program costs and the impact of foreign currency, total selling, general and administrative expenses increased $120 million from the third quarter of 2011, reflecting higher advertising and consumer spending costs and general and administrative expenses, partially offset by lower marketing and selling costs. The change in unrealized gains / (losses) on hedging activities increased operating income by $72 million, as we recognized gains of $52 million in the third quarter of 2012 versus losses of $20 million in the third quarter of 2011. The impact of unfavorable foreign currency decreased operating income by $2 million due to the strength of the U.S. dollar relative to the Canadian dollar. We incurred $54 million of Restructuring Program costs in the third quarter of 2012.

Net Earnings and Diluted Earnings per Share – Net earnings of $470 million increased by $53 million (12.7%) in the third quarter of 2012. Diluted EPS was $0.79 in the third quarter of 2012, up $0.09 (12.9%) from $0.70 in the third quarter of 2011. These changes were due to the following:

Diluted EPS

Diluted EPS for the Three Months Ended September 30, 2011	$0.70
Increases in operations	0.04
Change in unrealized gains / (losses) on hedging activities	0.08
Higher interest and other expense, net	(0.11)
Changes in income taxes	0.15
Restructuring Program costs	(0.07)

Diluted EPS for the Three Months Ended September 30, 2012	$0.79

The increase in interest and other expense, net for the three months ended September 30, 2012 was due to the $6.0 billion debt issuance in June 2012 and the $3.6 billion debt exchange in July 2012.

Mondelēz International paid royalties to us of $13 million in the three months ended September 30, 2012 under various royalty arrangements. Following the Spin-Off, we no longer receive this royalty income because we do not retain the rights to the intellectual property underlying this royalty income.

Nine Months Ended September 30:

	For the Nine Months Ended
	September 30,
	2012	2011	$ change	% change
	(in millions, except per share data)

Net revenues	$13,845	$13,620	$225	1.7%

Operating income	$2,392	$2,298	$94	4.1%

Net earnings	$1,541	$1,438	$103	7.2%

Diluted earnings per share	$2.60	$2.43	$0.17	7.0%

Net Revenues – Net revenues increased $225 million (1.7%) to $13,845 million in the first nine months of 2012, and Organic Net Revenues(1) increased $356 million (2.6%) to $13,885 million as follows:

	For the Nine Months Ended
	September 30,
	2012	2011	$ Change	% Change
	(in millions)

Net Revenues	$13,845	$13,620	$225	1.7%
Impact of foreign currency	40	–	40	0.3	pp
Impact of the Starbucks CPG business cessation	–	(91)	91	0.6	pp

Organic Net Revenues (1)	$13,885	$13,529	$356	2.6%

Volume/mix			(93)	(0.7	)pp
Net pricing			449	3.3	pp

(1)	“Organic Net Revenues” is a non-GAAP financial measure defined as net revenues excluding the impact of acquisitions, divestitures (including for reporting purposes the cessation of the Starbucks CPG business), accounting calendar changes (including a 53rd week in 2011) and foreign currency rate fluctuations. Please see the Non-GAAP Financial Measures section at the end of this item.

Organic Net Revenues growth was driven by higher net pricing, partially offset by unfavorable volume/mix. Higher net pricing, including the impact of pricing from prior periods, was reflected across all segments as we increased pricing to offset higher product costs. Unfavorable volume/mix was reflected in Grocery and Beverages, partially offset by favorable volume/mix in the International & Foodservice and Refrigerated Meals segments. Volume/mix was unfavorably impacted by product pruning (1.2 pp) partially offset by gains in new products (1.9pp) and customer inventory shifts (0.8 pp), largely related to the Spin-Off. The impact of unfavorable foreign currency decreased net revenues by $40 million due to the strength of the U.S. dollar relative to the Canadian dollar. The Starbucks CPG business cessation also decreased net revenue growth by $91 million.

Operating Income – Operating income increased $94 million (4.1%) to $2,392 million in the first nine months of 2012 due to the following:

	Operating
	Income	Change
	(in millions)	(percentage point)

Operating Income for the Nine Months Ended September 30, 2011	$2,298
Higher net pricing	449	19.7	pp
Higher product costs	(142)	(6.3	)pp
Unfavorable volume/mix	(90)	(3.9	)pp
Higher selling, general and administrative expenses	(40)	(1.8	)pp
Change in unrealized gains / (losses) on hedging activities	109	4.8	pp
Unfavorable foreign currency	(7)	(0.3	)pp
Decreased operating income from the Starbucks CPG business cessation	(15)	(0.8	)pp
Restructuring Program costs	(170)	(7.3	)pp

Operating Income for the Nine Months Ended September 30, 2012	$2,392	4.1%

Higher net pricing, including the impact of pricing actions taken in previous periods, outpaced increased product costs during the first nine months of 2012. The increase in product costs was driven by higher commodity costs, partially offset by productivity. Unfavorable volume/mix was driven by declines in Grocery and Beverages, partially offset by favorable volume/mix in Refrigerated Meals. Excluding Restructuring Program costs, the impact of foreign currency and the impact of the Starbucks CPG business cessation, total selling, general and administrative expenses increased $40 million from the first nine months of 2011 due primarily to higher advertising and consumer spending costs and higher other selling, general and administrative expenses. The change in unrealized gains / (losses) on hedging activities increased operating income by $109 million, as we recognized gains of $58 million in the first nine months of 2012 versus losses of $51 million in the first nine months of 2011. The impact of unfavorable foreign currency decreased operating income by $7 million due to the strength of the U.S. dollar relative to the Canadian dollar. The Starbucks CPG business cessation, which occurred on March 1, 2011, decreased operating income by $15 million. We incurred $170 million of Restructuring Program costs in the nine months ended September 30, 2012.

Net Earnings and Diluted Earnings per Share – Net earnings of $1,541 million increased by $103 million (7.2%) in the first nine months of 2012. Diluted EPS was $2.60 in the first nine months of 2012, up $0.17 (7.0%) from $2.43 in the first nine months of 2011. These changes were due to the following:

Diluted EPS

Diluted EPS for the Nine Months Ended September 30, 2011	$2.43
Increases in operations	0.19
Change in unrealized gains / (losses) on hedging activities	0.12
Decreased operating income from the Starbucks CPG business cessation	(0.02)
Higher interest and other expense, net	(0.13)
Unfavorable foreign currency	(0.01)
Changes in taxes	0.21
Restructuring Program costs	(0.19)

Diluted EPS for the Nine Months Ended September 30, 2012	$2.60

The increase in interest and other expenses, net for the nine months ended September 30, 2012 was due to the $6.0 billion debt issuance in June 2012 and the $3.6 billion debt exchange in July 2012.

Mondelēz International paid royalties to us of $41 million in the nine months ended September 30, 2012 under various royalty arrangements. Following the Spin-Off, we no longer receive this royalty income because we do not retain the rights to the intellectual property underlying this royalty income.

Results of Operations by Reportable Segment

Our reportable segments are Beverages (formerly known as U.S. Beverages), Cheese (formerly known as U.S. Cheese), Refrigerated Meals (formerly known as U.S. Convenient Meals), Grocery (formerly known as U.S. Grocery) and International & Foodservice (formerly known as Canada & N.A. Foodservice).

The following discussion compares the net revenues and earnings of each of our reportable segments for the three and nine months ended September 30, 2012 and September 30, 2011.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(in millions)

Net revenues:
Beverages	$688	$687	$2,182	$2,297
Cheese	921	908	2,766	2,667
Refrigerated Meals	895	865	2,609	2,542
Grocery	1,134	1,084	3,449	3,313
International & Foodservice	968	930	2,839	2,801

Net revenues	$4,606	$4,474	$13,845	$13,620

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(in millions)

Earnings before income taxes:
Operating income:
Beverages	$76	$101	$308	$400
Cheese	159	145	482	422
Refrigerated Meals	116	105	338	309
Grocery	302	315	1,048	998
International & Foodservice	134	117	349	365
Unrealized gains / (losses) on hedging activities	52	(20)	58	(51)
Certain U.S. pension plan costs	(64)	(42)	(169)	(108)
General corporate expenses	(13)	(13)	(22)	(37)

Operating income	762	708	2,392	2,298
Interest and other expense, net	(106)	(3)	(129)	(6)
Royalty income from affiliates	13	14	41	37

Earnings before income taxes	$669	$719	$2,304	$2,329

As discussed in Note 14, Segment Reporting, management uses segment operating income to evaluate segment performance and allocate resources. We believe it is appropriate to disclose this measure to help investors analyze segment performance and trends. Segment operating income excludes unrealized gains and losses on hedging activities (which are a component of cost of sales), certain components of our U.S. pension plan costs (which are a component of cost of sales and selling, general and administrative expenses) and general corporate expenses (which are a component of selling, general and administrative expenses) for all periods presented. We exclude the unrealized gains and losses on hedging activities from segment operating income in order to provide better transparency of our segment operating results. Once realized, we record the gains and losses on hedging activities within segment operating results. We exclude certain components of our U.S. pension plan cost from segment operating income because we centrally manage pension plan funding decisions and the determination of discount rate, expected rate of return on plan assets and other actuarial assumptions.

Therefore, we allocate only the service cost component of our U.S. pension plan expense to segment operating income. Furthermore, we centrally manage interest and other expense, net. Accordingly, we do not present these items by segment because they are excluded from the segment profitability measure that management reviews.

Net changes in unrealized gains / (losses) on hedging activities were favorable, primarily related to gains on commodity hedging activity and foreign currency contracts of $52 million for the three months ended September 30, 2012, compared to losses on commodity hedging activity and foreign currency contracts of $20 million for the three months ended September 30, 2011. Net changes in unrealized gains / (losses) on hedging activities were favorable, primarily related to gains on commodity hedging activity and foreign currency contracts of $58 million for the nine months ended September 30, 2012, compared to losses on commodity hedging activity and foreign currency contracts of $51 million for the nine months ended September 30, 2011.

In connection with our Restructuring Program, we recorded restructuring charges of $44 million for the three months and $156 million for the nine months ended September 30, 2012. We also recorded implementation costs of $10 million for the three months and $14 million for the nine months ended September 30, 2012. We recorded the restructuring charges in operations, as asset impairment and exit costs, and recorded the implementation costs in operations, as a part of cost of sales and selling, general and administrative expenses.

The increase in interest and other expense, net for the three months and nine months ended September 30, 2012 was due to the $6.0 billion debt issuance in June 2012 and the 3.6 billion debt exchange in July 2012.

Included within our segment results are intercompany sales with Mondelēz International, which totaled $23 million in the three months and $77 million in the nine months ended September 30, 2012 and $26 million in the three months and $74 million in the nine months ended September 30, 2011.

Mondelēz International paid royalties to us of $13 million in the three months and $41 million in the nine months ended September 30, 2012 and $14 million in the three months and $37 million in the nine months ended September 30, 2011 under various royalty arrangements. Following the Spin-Off, we no longer receive this royalty income because we do not retain the rights to the intellectual property underlying this royalty income.

Beverages

	For the Three Months Ended
	September 30,
	2012	2011	$ change	% change
	(in millions)

Net revenues	$688	$687	$1	0.1%
Segment operating income	76	101	(25)	(24.8%	)

	For the Nine Months Ended
	September 30,
	2012	2011	$ change	% change
	(in millions)

Net revenues	$2,182	$2,297	$(115)	(5.0%	)
Segment operating income	308	400	(92)	(23.0%	)

Three Months Ended September 30:

Net revenues increased $1 million (0.1%), driven by favorable volume/mix (0.7 pp, including a positive impact of 3.2 pp due to customer inventory shifts), partially offset by lower net pricing (0.6 pp). Favorable volume/mix was driven primarily by coffee, liquid concentrates and powdered beverages, partially offset by lower shipments in ready-to-drink beverages. Lower net pricing was reflected primarily in coffee, due to lower commodity cost-driven pricing and in powdered beverages, partially offset by higher net pricing in ready-to-drink beverages.

Segment operating income decreased $25 million (24.8%), due primarily to costs incurred for the Restructuring Program and higher advertising and consumer spending costs, partially offset by lower manufacturing costs (driven by productivity gains).

Nine Months Ended September 30:

Net revenues decreased $115 million (5.0%), due to the impact of the Starbucks CPG business cessation (3.7 pp) and unfavorable volume/mix (2.3 pp, including a detriment of 0.5 pp due to customer inventory shifts), partially offset by higher net pricing (1.0 pp). Unfavorable volume/mix was due primarily to lower shipments in ready-to-drink beverages, due to higher sales in the fourth quarter of 2011 in advance of an announced increase in list prices, and powdered beverages, which was partially offset by liquid concentrates. Higher net pricing was due primarily to higher commodity cost-driven pricing in ready-to-drink beverages, partially offset by lower commodity cost-driven pricing in coffee.

Segment operating income decreased $92 million (23.0%), due primarily to higher commodity costs, costs incurred for the Restructuring Program, unfavorable volume/mix, the impact of the Starbucks CPG business cessation and higher advertising and consumer spending costs, partially offset by lower manufacturing costs (driven by productivity gains) and higher net pricing.

Cheese

	For the Three Months Ended
	September 30,
	2012	2011	$ change	% change
	(in millions)

Net revenues	$921	$908	$13	1.4%
Segment operating income	159	145	14	9.7%

	For the Nine Months Ended
	September 30,
	2012	2011	$ change	% change
	(in millions)

Net revenues	$2,766	$2,667	$99	3.7%
Segment operating income	482	422	60	14.2%

Three Months Ended September 30:

Net revenues increased $13 million (1.4%), driven by favorable volume/mix (5.7 pp, including a detriment of approximately 1.2 pp due to product pruning offset by a positive impact of 1.2 due to customer inventory shifts), partially offset by lower net pricing (4.3 pp). Favorable volume/mix was driven primarily by higher shipments in natural and cream cheese categories. Lower net pricing was due to commodity cost-driven pricing actions.

Segment operating income increased $14 million (9.7%), due primarily to lower commodity costs (primarily lower dairy costs), favorable volume/mix and lower manufacturing costs (driven by productivity gains), partially offset by lower net pricing, higher advertising and consumer spending costs and costs incurred for the Restructuring Program.

Nine Months Ended September 30:

Net revenues increased $99 million (3.7%), driven by higher net pricing (3.7 pp), as volume/mix was flat (including a detriment of approximately 0.9 pp due to product pruning and 0.5 pp due to customer inventory shifts). Higher net pricing was due to commodity cost-driven pricing actions across all major cheese categories. Volume/mix was flat as higher shipments in snacking cheese, cream cheese and natural cheese categories were offset by lower shipments in cultured and processed cheese categories.

Segment operating income increased $60 million (14.2%), due primarily to higher net pricing, lower manufacturing costs (driven by productivity gains), lower other selling, general and administrative expenses (excluding advertising and consumer spending costs) and lower commodity costs (primarily lower dairy costs), partially offset by costs incurred for the Restructuring Program and higher advertising and consumer spending costs.

Refrigerated Meals

	For the Three Months Ended
	September 30,
	2012	2011	$ change	% change
	(in millions)

Net revenues	$895	$865	$30	3.5%
Segment operating income	116	105	11	10.5%

	For the Nine Months Ended
	September 30,
	2012	2011	$ change	% change
	(in millions)

Net revenues	$2,609	$2,542	$67	2.6%
Segment operating income	338	309	29	9.4%

Three Months Ended September 30:

Net revenues increased $30 million (3.5%), driven by higher net pricing (2.4 pp) and favorable volume/mix (1.1 pp, including a detriment of approximately 2.6 pp due to product pruning, partially offset by 1.0 pp due to customer inventory shifts). Higher net pricing was due primarily to commodity cost-driven pricing actions primarily related to lunch combinations and hot dogs. Favorable volume/mix was driven primarily by higher shipments in lunch meats and bacon, partially offset by lower shipments in hot dogs.

Segment operating income increased $11 million (10.5%), due primarily to higher net pricing and lower manufacturing costs (driven by productivity gains), partially offset by higher advertising and consumer spending costs, costs incurred for the Restructuring Program and higher commodity costs.

Nine Months Ended September 30:

Net revenues increased $67 million (2.6%), driven by higher net pricing (2.2 pp) and favorable volume/mix (0.4 pp, including a detriment of approximately 2.2 pp due to product pruning, partially offset by 1.1 pp due to customer inventory shifts). Higher net pricing was due to commodity cost-driven pricing actions primarily related to lunch combinations and hot dogs. Favorable volume/mix was driven primarily by higher shipments in lunch meats and bacon, partially offset by lower shipments in hot dogs.

Segment operating income increased $29 million (9.4%), due to higher net pricing, lower manufacturing costs (driven by productivity gains), lower other selling, general and administrative expenses (excluding advertising and consumer spending costs) and favorable volume/mix, partially offset by higher commodity costs, costs incurred for the Restructuring Program and higher advertising and consumer spending costs.

Grocery

	For the Three Months Ended
	September 30,
	2012	2011	$ change	% change
	(in millions)

Net revenues	$1,134	$1,084	$50	4.6%
Segment operating income	302	315	(13)	(4.1%)

	For the Nine Months Ended
	September 30,
	2012	2011	$ change	% change
	(in millions)

Net revenues	$3,449	$3,313	$136	4.1%
Segment operating income	1,048	998	50	5.0%

Three Months Ended September 30:

Net revenues increased $50 million (4.6%), driven by higher net pricing (5.1 pp), partially offset by lower volume/mix (0.5 pp, including a positive impact of 3.8 pp due to customer inventory shifts, partially offset by a detriment of 0.5 pp due to product pruning). Higher net pricing was realized across most key categories, including snack nuts, macaroni and cheese dinners, peanut butter, pourable dressings and spoonable dressings. Unfavorable volume/mix was impacted by lower shipments in snack nuts, spoonable dressings, ready-to-eat desserts and pourable dressings, partially offset by higher shipments of macaroni and cheese dinners, dessert toppings and dry packaged desserts.

Segment operating income decreased $13 million (4.1%), due to higher commodity costs, higher other selling, general and administrative expenses, higher advertising and consumer spending costs, and costs incurred for the Restructuring Program, partially offset by higher net pricing and lower manufacturing costs (driven by productivity gains).

Nine Months Ended September 30:

Net revenues increased $136 million (4.1%), driven by higher net pricing (6.3 pp), partially offset by unfavorable volume/mix (2.2 pp, including a positive impact of 1.7 pp due to customer inventory shifts, partially offset by a detriment of approximately 0.4 pp due to product pruning). Higher net pricing was realized across most key categories, including snack nuts, macaroni and cheese dinners, pourable dressings, spoonable dressings and peanut butter. Unfavorable volume/mix was impacted by lower shipments of snack nuts, ready-to-eat desserts, barbecue sauce, pourable dressings and spoonable dressings, partially offset by higher shipments in macaroni and cheese dinners, peanut butter and dry packaged desserts.

Segment operating income increased $50 million (5.0%), due primarily to higher net pricing, lower advertising and consumer spending costs and lower manufacturing costs (driven by productivity gains), partially offset by higher commodity costs, unfavorable volume/mix, costs incurred for the Restructuring Program and higher other selling, general and administrative costs.

International & Foodservice

	For the Three Months Ended
	September 30,
	2012	2011	$ change	% change
	(in millions)

Net revenues	$968	$930	$38	4.1%
Segment operating income	134	117	17	14.5%

	For the Nine Months Ended
	September 30,
	2012	2011	$ change	% change
	(in millions)

Net revenues	$2,839	$2,801	$38	1.4%
Segment operating income	349	365	(16)	(4.4%	)

Three Months Ended September 30:

Net revenues increased $38 million (4.1%), driven by favorable volume/mix (5.4 pp, including a positive impact of 4.0 pp due to customer inventory shifts, partially offset by a detriment of 2.4 pp due to product pruning), partially offset by unfavorable foreign currency (1.0 pp) and lower net pricing (0.3 pp). In Canada, net revenues increased driven by favorable volume/mix, partially offset by unfavorable foreign currency and lower net pricing. Favorable volume/mix was driven primarily by coffee, liquid concentrates and cheese, partially offset by lower shipments in grocery as well as a ready-to-drink product exit. In Foodservice, net revenues decreased due to unfavorable volume/mix as a result of product pruning and unfavorable foreign currency. In our Puerto Rico and export business, net revenues increased, driven by higher shipments.

Segment operating income increased $17 million (14.5%), driven by favorable volume/mix and lower other selling, general and administrative expenses, (excluding advertising and consumer spending costs), partially offset by higher advertising and consumer spending costs.

Nine Months Ended September 30:

Net revenues increased $38 million (1.4%), driven by higher net pricing (2.3 pp) and favorable volume/mix (0.6 pp, including a detriment of 2.4 pp due to product pruning, partially offset by 1.4 pp of customer inventory shifts), partially offset by unfavorable foreign currency (1.4 pp) and the impact of the Starbucks CPG business cessation (0.1 pp). In Canada, net revenues increased driven by favorable volume/mix and higher net pricing, partially offset by unfavorable foreign currency and the impact of the Starbucks CPG business cessation. Favorable volume/mix was driven by cheese and beverages, partially offset by lower shipments in grocery as well as a ready-to-drink product exit. In Foodservice, net revenues decreased due to unfavorable volume/mix and unfavorable foreign currency, partially offset by higher net pricing. In our Puerto Rico and export business, net revenues increased driven by higher shipments.

Segment operating income decreased $16 million (4.4%), due primarily to higher product costs, costs incurred for the Restructuring Program, higher advertising and consumer spending costs, unfavorable foreign currency and higher other selling, general and administrative costs, partially offset by higher net pricing.

Commodity Trends

We purchase large quantities of commodities, including dairy products, coffee beans, meat products, wheat, corn products, soybean and vegetable oils, nuts, and sugar and other sweeteners. In addition, we use significant quantities of resins and cardboard to package our products, and energy to operate our factories and warehouses. We continuously monitor worldwide supply and cost trends of these commodities so we can act quickly to procure ingredients and packaging materials needed for production.

During the first nine months of 2012, our aggregate commodity costs increased over the comparable prior year period, primarily as a result of packaging material costs, sugar, meat, other raw materials, nuts, energy and flour and grain costs, partially offset by lower dairy costs. We expect the price volatility and higher cost environment and commodity cost volatility to continue over the remainder of the year. As noted earlier in our discussion of our operating results, we have addressed higher commodity costs primarily through higher pricing, lower manufacturing costs due to our end-to-end cost management program and lower discretionary spending. We expect to continue to use these measures to address further commodity cost increases.

Liquidity

We believe that cash generated from our operating activities, our $3.0 billion revolving credit facility and our commercial paper program will provide sufficient liquidity to meet our working capital needs, planned capital expenditures, future contractual obligations and payment of our anticipated quarterly dividends. We will use our commercial paper program and primarily uncommitted international credit lines for daily funding requirements. Overall, we do not expect any negative effects to our funding sources that would have a material effect on our short-term or long-term liquidity.

Historically, certain cash balances were swept by Mondelēz International, and we received funding from Mondelēz International for our operating and investing cash needs. As agreed under the Separation and Distribution Agreement between Mondelēz International and us, they retained the cash swept by Mondelēz International prior to the Spin-Off. In advance of the Spin-Off, we modified some of these arrangements and retained $244 million of cash. We expect to finance short-term cash needs through cash from our operating activities, our commercial paper program and our $3.0 billion revolving credit facility.

Net Cash Provided by Operating Activities:

During the first nine months of 2012, net cash provided by operating activities was $2,067 million, compared with $2,045 million provided in the first nine months of 2011. The increase in cash provided by operating cash flows primarily relates to increased earnings and lower estimated tax payments due to the impact of our debt exchange in July 2012, partially offset by higher other working capital costs (mainly due to decreased income taxes payable and increased receivables offset by lower cash expended on inventory in the first nine months of 2012 than in the first nine months of the prior year).

During the first nine months of 2012, we contributed $15 million to our Canadian pension plans. On October 1, 2012, we recorded $5.5 billion of net benefit plan obligations related to our pension and other postretirement benefit plans and will reflect them on our balance sheet as of December 31, 2012. Accordingly, our total net pension and postretirement benefit plan obligations were $5.6 billion as of October 1, 2012. We plan to contribute approximately $10 million to our Canadian pension plans during the remainder of 2012. However, our actual contributions may differ due to many factors, including changes in tax and other benefit laws, significant differences between expected and actual pension asset performance or interest rates, or considerations related to the Spin-Off.

Net Cash Used in Investing Activities:

Net cash used in investing activities was $279 million in the first nine months of 2012 as compared to $267 million in the first nine months of 2011. The increase is attributable to lower capital expenditures which were $282 million in the first nine months of 2012 and $267 million in the first nine months of 2011. Capital expenditures include investments in our business for growth, new products and productivity initiatives as well as investments in our Restructuring Program. We expect 2012 capital investments to be approximately $500 million. We expect to fund these expenditures with cash from operations.

Net Cash Used in Financing Activities:

During the first nine months of 2012, net cash used in financing activities was $1,548 million, compared with $1,778 million in the first nine months of 2011. Net transfers to Mondelēz International were $7,220 million in the first nine months of 2012 compared with $1,805 million in the first nine months of 2011. The transfers to Mondelēz International in 2012 were primarily related to the net proceeds we received from our $6.0 billion debt issuance and cash generated from operating activities. The transfers to Mondelēz International in 2011 were primarily related to cash generated from operating activities.

Borrowing Arrangements:

On March 8, 2012, in connection with the Spin-Off, we entered into a $4.0 billion 364-day senior unsecured revolving credit facility that was to expire on March 7, 2013. On July 18, 2012, we effected a mandatory $2.6 billion reduction of the unused commitment under the facility, leaving us with $1.4 billion of borrowing capacity under the facility. On September 24, 2012, we terminated this facility with no amounts drawn.

On May 18, 2012, we entered into a $3.0 billion five-year senior unsecured revolving credit facility that expires on May 17, 2017. All committed borrowings under the facility will bear interest at a variable annual rate based on the London Inter-Bank Offered Rate or a defined base rate, at our election, plus an applicable margin based on the ratings of our long-term senior unsecured indebtedness. The revolving credit agreement requires us to maintain a minimum total shareholders’ equity (excluding accumulated other comprehensive income or losses and any income or losses recognized in connection with “mark-to-market” accounting in respect of pension and other retirement plans). The revolving credit agreement also contains customary representations, covenants and events of default. We intend to use the proceeds of this facility for general corporate purposes. As of September 30, 2012, no amounts were drawn on this credit facility.

Long-Term Debt:

On June 4, 2012, we issued $6.0 billion of senior unsecured notes at a weighted-average effective rate of 3.938% and transferred the net proceeds of $5.9 billion to Mondelēz International. We also recorded approximately $260 million of deferred financing costs which will be recognized in interest expense over the life of the notes. The general terms of the $6.0 billion notes are:

•	$1 billion notes due June 4, 2015 at a fixed, annual interest rate of 1.625%. Interest is payable semiannually beginning December 4, 2012.
•	$1 billion notes due June 5, 2017 at a fixed, annual interest rate of 2.250%. Interest is payable semiannually beginning December 5, 2012.
•	$2 billion notes due June 6, 2022 at a fixed, annual interest rate of 3.500%. Interest is payable semiannually beginning December 6, 2012.
•	$2 billion notes due June 4, 2042 at a fixed, annual interest rate of 5.000%. Interest is payable semiannually beginning December 4, 2012.

On July 18, 2012, Mondelēz International completed a debt exchange in which $3.6 billion of Mondelēz International debt was exchanged for our debt in connection with our Spin-Off capitalization plans. No cash was generated from the exchange. In connection with the debt exchange, we recorded deferred tax liabilities of $411 million. The general terms of the $3.6 billion notes issued are:

•

$1,035 million notes due August 23, 2018 at a fixed, annual interest rate of 6.125%. Interest is payable semiannually beginning August 23, 2012. This debt was issued in exchange for $596 million of Mondelēz International’s 6.125% Notes due in February 2018 and $439 million of Mondelēz International’s 6.125% Notes due in August 2018.

•

$900 million notes due February 10, 2020 at a fixed, annual interest rate of 5.375%. Interest is payable semiannually beginning August 10, 2012. This debt was issued in exchange for an approximately equal principal amount of Mondelēz International’s 5.375% Notes due in February 2020.

•

$878 million notes due January 26, 2039 at a fixed, annual interest rate of 6.875%. Interest is payable semiannually beginning July 26, 2012. This debt was issued in exchange for approximately $233 million of Mondelēz International’s 6.875% Notes due in January 2039, approximately $290 million of Mondelēz International’s 6.875% Notes due in February 2038, approximately $185 million of Mondelēz International’s 7.000% Notes due in August 2037 and approximately $170 million of Mondelēz International’s 6.500% Notes due in November 2031.

•

$787 million notes due February 9, 2040 at a fixed, annual interest rate of 6.500%. Interest is payable semiannually beginning August 9, 2012. This debt was issued in exchange for an approximately equal principal amount of Mondelēz International’s 6.500% Notes due in 2040.

On October 1, 2012, Mondelēz International transferred approximately $400 million of Mondelēz International 7.550% senior unsecured notes maturing in June 2015 to us to complete the key elements of the debt migration plan in connection with the Spin-Off.

Total Debt:

Our total debt was $9.6 billion at September 30, 2012 and $35 million at December 31, 2011, and, prior to our debt issuance in the current year, consisted entirely of capital lease obligations. The weighted-average remaining term of our debt was 14.9 years at September 30, 2012.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

We have no material off-balance sheet arrangements other than the guarantees and contractual obligations that are discussed below.

We have third-party guarantees primarily covering the long-term obligations of our vendors. As part of those transactions, we guarantee that third parties will make contractual payments or achieve performance measures. The carrying amount of our third-party guarantees on our condensed combined balance sheet and the maximum potential payments under these guarantees was $22 million at September 30, 2012 and December 31, 2011. Substantially all of these guarantees expire at various times through 2018.

As of September 30, 2012, Mondelēz International and three of its indirect wholly owned subsidiaries, including a subsidiary that became our indirect wholly owned subsidiary as a result of the Spin-Off on October 1, 2012, are joint and several guarantors of $1.0 billion of indebtedness issued by Cadbury Schweppes US Finance LLC and maturing on October 1, 2013. Under the Separation and Distribution Agreement between Mondelēz International and us, Mondelēz International has agreed to indemnify us in the event our subsidiary is called upon to satisfy its obligation under the guarantee. Accordingly, we have no obligation included on our balance sheets for this guarantee.

In addition, we were contingently liable for guarantees related to our own performance totaling $184 million at September 30, 2012 and $154 million at December 31, 2011. These include letters of credit related to dairy commodity purchases and other letters of credit.

Guarantees do not have, and we do not expect them to have, a material effect on our liquidity.

During the first nine months of 2012 our long-term debt and expected interest payments increased as we issued $9.6 billion of senior unsecured notes. See Note 7, Debt, for additional information on the long-term debt issuances and related terms.

The following table summarizes our contractual obligations at September 30, 2012 for our total long-term debt and interest expense for the periods presented and as adjusted for the changes in our long-term debt through September 30, 2012 and the related impact on our interest expense.

	Payments Due for the 12-Month Period Ended September 30,
	Total	2013	2014-15	2016-17	2018 and Thereafter

			(in millions)

Long-term debt (1)	$9,629	$6	$1,006	$1,006	$7,611
Interest expense (2)	7,610	432	864	830	5,484

Total	$17,239	$438	$1,870	$1,836	$13,095

(1)	Amounts represent the expected cash payments for the maturities of our long-term debt and do not include unamortized bond premiums or discounts.
(2)	Amounts represent the expected cash payments of our interest expense on our long-term debt.

Accrued pension costs, income taxes, insurance accruals and other accruals included on our condensed combined balance sheet are excluded from the table above. We are unable to reliably estimate the timing of the payments (or contributions beyond 2012, in the case of accrued pension costs) for these items.

On October 1, 2012, we recorded $5.5 billion of net benefit plan obligations related to our pension and other postretirement benefit plans and will reflect them on our balance sheet as of December 31, 2012. Accordingly, our total net pension and postretirement benefit plan obligations were $5.6 billion as of October 1, 2012. We do not expect these arrangements and obligations to materially affect our liquidity. See our Liquidity section for a discussion of the impacts of our long-term debt issuance on our liquidity position. See Note 11, Commitments and Contingencies, for a discussion of guarantees.

Equity

Stock Plans:

In January 2012, our employees were granted 0.4 million shares of stock in connection with Mondelēz International’s long-term incentive plan at a market value of $37.63 per share. In February 2012, as part of Mondelēz International’s annual equity program, our eligible employees were issued 0.6 million shares of restricted and deferred stock, at a market value of $38.00 per restricted or deferred share. During the nine months ended September 30, 2012, our employees were issued 0.2 million shares of additional restricted and deferred shares with a weighted average market value of $31.66 per share primarily in connection with our long-term incentive plan and awards granted in 2009 which vested during the first quarter of 2012. In aggregate, our employees were issued 1.2 million restricted and deferred shares during the nine months ended September 30, 2012, including those issued as part of Mondelēz International’s long-term incentive plan, with a weighted-average market value per share of $36.69.

In February 2012, as part of Mondelēz International’s annual equity program, our eligible employees were granted 3.6 million stock options at an exercise price of $38.00. During the nine months ended September 30, 2012, our employees were granted 0.2 million of additional stock options with a weighted-average exercise price of $38.13 per share on the date of grant. In aggregate, our employees were granted 3.8 million stock options during the nine months ended September 30, 2012 at a weighted-average exercise price of $38.00.

In connection with the Spin-Off, restricted and deferred stock awards (excluding long-term incentive plan awards) and employee stock option awards were adjusted and converted into new equity awards using a formula designed to preserve the fair value of the awards immediately prior to the Spin-Off. On October 1, 2012 immediately prior to the Spin-Off, holders of Mondelēz International restricted and deferred stock awards received one share of Kraft Foods Group restricted or deferred shares for every three restricted or deferred shares of Mondelēz International they held prior to the Spin-Off. Holders of stock option awards received Mondelēz International stock options to purchase the same number of shares of Mondelēz International common stock at an adjusted exercise price and one new Kraft Foods Group stock option for every three Mondelēz International stock options to preserve the fair value of the overall awards granted. Long-term incentive plan awards held by our employees were converted to Kraft Foods Group awards. The underlying performance conditions for the Kraft Foods Group long-term incentive plan awards will be modified to reflect new performance targets.

Outlook

For 2013, we expect to achieve:

•	Organic Net Revenue growth in line with growth of the North American food and beverage market

•	EPS of approximately $2.60, and

•	Free Cash Flow (defined as net cash flows from operating activities less capital expenditures) equal to approximately 70 percent of net earnings

Significant Accounting Estimates

We prepare our condensed combined financial statements in conformity with U.S. GAAP. The preparation of these financial statements requires the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the periods presented. Actual results could differ from those estimates and assumptions. Our significant accounting policies are described in Note 2 to our combined financial statements for the year ended December 31, 2011 in our Form 10. Our significant accounting estimates are described in our Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2011 in our Form 10. See Note 1, Background and Basis of Presentation, for a discussion of the impact of new accounting standards. There were no changes in our accounting policies in the current period that had a material impact on our financial statements.

New Accounting Guidance

See Note 1, Background and Basis of Presentation, for a discussion of new accounting guidance.

Contingencies

See Note 11, Commitments and Contingencies for a discussion of contingencies.

Non-GAAP Financial Measures

We use certain non-GAAP financial measures to budget, make operating and strategic decisions and evaluate our performance. We disclose non-GAAP financial measures so that you have the same financial data that we use to assist you in making comparisons to our historical operating results and analyzing our underlying performance.

Our non-GAAP financial measures reflect how we evaluate our operating results currently. As new events or circumstances arise, these definitions could change over time. We use “Organic Net Revenues” in this quarterly report on Form 10-Q, which is defined as net revenues excluding the impact of acquisitions, divestitures (including for reporting purposes, the cessation of the Starbucks CPG business), accounting calendar changes (including a 53rd week in 2011) and foreign currency rate fluctuations.

We believe that the presentation of this non-GAAP financial measure, when considered together with our U.S. GAAP financial measure and the reconciliation to the corresponding U.S. GAAP financial measure, provides you with a more complete understanding of the factors and trends affecting our business than could be obtained absent these disclosures. Because non-GAAP financial measures may vary among other companies, the non-GAAP financial measure presented in the Combined Results of Operations section may not be comparable to similarly titled measures used by other companies. Our use of this non-GAAP financial measure is not meant to be considered in isolation or as a substitute for any U.S. GAAP financial measure. A limitation of this non-GAAP financial measure is it excludes items which have an impact on our U.S. GAAP reported results. The best way this limitation can be addressed is by evaluating our non-GAAP financial measure in combination with our U.S. GAAP reported results and carefully evaluating the tables which reconcile U.S. GAAP reported figures to the non-GAAP financial measures in this Form 10-Q.

Forward-Looking Statements

This report contains a number of forward-looking statements. Words such as “expect,” “goals,” “plan,” “believe,” “continue,” “may,” “will,” and variations of those words and similar expressions are intended to identify our forward-looking statements. The forward-looking statements contained in this report include, but are not limited to, our beliefs and expectations regarding the Spin-Off, including Spin-Off related costs; our Restructuring Program; commodity costs; unrealized losses on hedging activities; results of Legal Matters; price volatility and cost environment; our liquidity; our funding sources; expected pension contributions, capital expenditures and funding; our revolving credit facility; repayments of debt; off-balance sheet arrangements and contractual obligations; dividend expectations; our outlook, including organic net revenue growth, EPS and free cash flow, and strategies; and our accounting policies. These forward-looking statements involve risks and uncertainties, many of which are beyond our control, and important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, increased competition, continued consumer weakness, weakness in economic conditions, continued volatility and increases in commodity and other input costs, pricing actions, increased costs of sales, regulatory or legal changes, restrictions or actions, unanticipated expenses and business disruptions, product recalls and product liability claims, unexpected safety or manufacturing issues, our indebtedness and our ability to pay our indebtedness, tax law changes, our ability to achieve the benefits we expect to achieve from the Spin-Off and to do so in a timely and cost-effective manner, and our lack of operating history as an independent, publicly traded company. For additional information on these and other factors that could affect our forward-looking statements, see our risk factors, as they may be amended from time to time, set forth in our filings with the SEC, including our Form 10 and subsequent reports on Forms 10-Q and 8-K. We disclaim and do not undertake any obligation to update or revise any forward-looking statement in this report, except as required by applicable law or regulation.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk.

As we operate primarily in North America but source our commodities on global markets and periodically enter into financing or other arrangements abroad, we use financial instruments to manage commodity price, foreign currency exchange rate and interest rate risks. We monitor and manage these exposures as part of our overall risk management program. Our risk management program focuses on the unpredictability of financial markets and seeks to reduce the potentially adverse effects that the volatility of these markets may have on our operating results. We maintain commodity price, foreign currency and interest rate risk management policies that principally use derivative instruments to reduce significant, unanticipated earnings fluctuations that may arise from volatility in commodity prices, foreign currency exchange rates and interest rates. We also sell commodity futures to unprice future purchase commitments, and we occasionally use related futures to cross-hedge a commodity exposure. We are not a party to leveraged derivatives and, by policy, do not use financial instruments for speculative purposes. There were no significant changes in the types of derivative instruments we use to hedge our exposures since December 31, 2011. See Note 10, Financial Instruments, for further information on our derivative activity during the first nine months of 2012 and the types of derivative instruments we used to hedge our exposures.

Item 4.  Controls and Procedures.

a)	Evaluation of Disclosure Controls and Procedures

Management, together with our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934 Rule 13a-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2012.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

See Note 11, Commitments and Contingencies, of the notes to the Condensed Combined Financial Statements (Part I, Item 1 of this Form 10-Q) for information regarding our legal proceedings.

Item 1A.  Risk Factors.

There were no material changes to the risk factors disclosed in our Form 10.

Item 6.  Exhibits.

Exhibit Number	Description

2.1	Separation and Distribution Agreement between Mondelēz International, Inc. (formerly known as Kraft Foods Inc.) and Kraft Foods Group, Inc., dated as of September 27, 2012 (incorporated by reference to Exhibit 2.1 to Amendment No. 1 to our Registration Statement on Form S-4 filed with the SEC on October 26, 2012 (Reg. No. 333-184314)).

2.2	Canadian Asset Transfer Agreement between Mondelez Canada Inc. and Kraft Canada Inc., dated as of September 29, 2012 (incorporated by reference to Exhibit 2.2 to Amendment No. 1 to our Registration Statement on Form S-4 filed with the SEC on October 26, 2012 (Reg. No. 333-184314)).

2.3	Master Ownership and License Agreement Regarding Patents, Trade Secrets and Related Intellectual Property between Kraft Foods Global Brands LLC, Kraft Foods Group Brands LLC, Kraft Foods UK Ltd. and Kraft Foods R&D Inc., dated as of October 1, 2012 (incorporated by reference to Exhibit 2.3 to Amendment No. 1 to our Registration Statement on Form S-4 filed with the SEC on October 26, 2012 (Reg. No. 333-184314)).

2.4	Master Ownership and License Agreement Regarding Trademarks and Related Intellectual Property between Kraft Foods Global Brands LLC and Kraft Foods Group Brands LLC., dated as of September 27, 2012 (incorporated by reference to Exhibit 2.4 to Amendment No. 1 to our Registration Statement on Form S-4 filed with the SEC on October 26, 2012 (Reg. No. 333-184314)).

10.1	Tax Sharing and Indemnity Agreement by and between Mondelēz International, Inc. (formerly known as Kraft Foods Inc.) and Kraft Foods Group, Inc., dated as of September 27, 2012 (incorporated by reference to Exhibit 10.3 to Amendment No. 1 to our Registration Statement on Form S-4 filed with the SEC on October 26, 2012 (Reg. No. 333-184314)).

10.2	Employee Matters Agreement between Mondelēz International, Inc. (formerly known as Kraft Foods Inc.) and Kraft Foods Group, Inc., dated as of September 27, 2012 (incorporated by reference to Exhibit 10.4 to Amendment No. 1 to our Registration Statement on Form S-4 filed with the SEC on October 26, 2012 (Reg. No. 333-184314)).

10.3	Master General Transition Services Agreement between Kraft Foods Group, Inc. and Mondelēz Global LLC, dated as of September 27, 2012 (incorporated by reference to Exhibit 10.5 to Amendment No. 1 to our Registration Statement on Form S-4 filed with the SEC on October 26, 2012 (Reg. No. 333-184314)).

10.4	Master Information Technology Transition Services Agreement between Kraft Foods Group, Inc. and Mondelēz Global LLC, dated as of September 27, 2012 (incorporated by reference to Exhibit 10.6 to Amendment No. 1 to our Registration Statement on Form S-4 filed with the SEC on October 26, 2012 (Reg. No. 333-184314)).

10.5	Kraft Foods Group, Inc. Change in Control Plan for Key Executives, adopted as of October 2, 2012 (incorporated by reference to Exhibit 10.7 to Amendment No. 1 to our Registration Statement on Form S-4 filed with the SEC on October 26, 2012 (Reg. No. 333-184314)).

10.6	Kraft Foods Group, Inc. Deferred Compensation Plan for Non-Management Directors (incorporated by reference to Exhibit 4.3 to our Registration Statement on Form S-8 filed with the SEC on September 12, 2012 (File No. 333-183867)).

10.7	Kraft Foods Group, Inc. 2012 Performance Incentive Plan (incorporated by reference to Exhibit 4.3 to our Registration Statement on Form S-8 filed with the SEC on September 12, 2012 (File No. 333-183868)).

10.8	Offer of Employment Letter between Mondelēz International, Inc. (formerly known as Kraft Foods Inc.) and Kim K. W. Rucker, dated July 16, 2012 (incorporated by reference to Exhibit 10.13 to Amendment No. 1 to our Registration Statement on Form S-4 filed with the SEC on October 26, 2012 (Reg. No. 333-184314)).

12.1	Statement regarding computation of ratios of earnings to fixed charges.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a 14(a)/15d 14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a 14(a)/15d 14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit Number	Description

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	The following materials from Kraft’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Equity, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text, and (vi) document and entity information.*

*	To be furnished in an amendment to this Form 10-Q to be filed by December 10, 2012, as permitted by Rule 405 of Regulation S-T.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KRAFT FOODS GROUP, INC.

/S/ TIMOTHY R. MCLEVISH
Timothy R. McLevish
Executive Vice President and
Chief Financial Officer

November 9, 2012