Form 10-Q/A
period 2012-09-30
Kraft Foods Group, Inc.
filed 2012-12-07
CIK 1545158

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At November 30, 2012, there were 592,541,999 shares of the registrant’s common stock outstanding.

Explanatory Note

This Form 10-Q/A amends the Quarterly Report on Form 10-Q of Kraft Foods Group, Inc. for the period ended September 30, 2012 filed on November 9, 2012 (the “Form 10-Q”). The purpose of this amendment is to furnish the Interactive Data Files as Exhibit 101 in accordance with Rule 405(a)(2) of Regulation S-T. The exhibit index of this Form 10-Q/A also has been revised to reflect the exhibit numbers that appeared on our original Registration Statement on Form S-4 filed on October 5, 2012.

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way the disclosures made in the original Form 10-Q.

PART II – OTHER INFORMATION

Item 6. Exhibits.

Exhibit Number	Description

2.1	Separation and Distribution Agreement between Mondelēz International, Inc. (formerly known as Kraft Foods Inc.) and Kraft Foods Group, Inc., dated as of September 27, 2012 (incorporated by reference to Exhibit 2.1 to Amendment No. 1 to our Registration Statement on Form S-4 filed with the SEC on October 26, 2012 (Reg. No. 333-184314)).

2.2	Canadian Asset Transfer Agreement between Mondelez Canada Inc. and Kraft Canada Inc., dated as of September 29, 2012 (incorporated by reference to Exhibit 2.2 to Amendment No. 2 to our Registration Statement on Form S-4 filed with the SEC on December 4, 2012 (Reg. No. 333-184314)).

2.3	Master Ownership and License Agreement Regarding Patents, Trade Secrets and Related Intellectual Property between Kraft Foods Global Brands LLC, Kraft Foods Group Brands LLC, Kraft Foods UK Ltd. and Kraft Foods R&D Inc., dated as of October 1, 2012 (incorporated by reference to Exhibit 2.3 to Amendment No. 2 to our Registration Statement on Form S-4 filed with the SEC on December 4, 2012 (Reg. No. 333-184314)).

2.4	Master Ownership and License Agreement Regarding Trademarks and Related Intellectual Property between Kraft Foods Global Brands LLC and Kraft Foods Group Brands LLC., dated as of September 27, 2012 (incorporated by reference to Exhibit 2.4 to Amendment No. 2 to our Registration Statement on Form S-4 filed with the SEC on December 4, 2012 (Reg. No. 333-184314)).

10.1	Tax Sharing and Indemnity Agreement by and between Mondelēz International, Inc. (formerly known as Kraft Foods Inc.) and Kraft Foods Group, Inc., dated as of September 27, 2012 (incorporated by reference to Exhibit 10.3 to Amendment No. 1 to our Registration Statement on Form S-4 filed with the SEC on October 26, 2012 (Reg. No. 333-184314)).

10.2	Employee Matters Agreement between Mondelēz International, Inc. (formerly known as Kraft Foods Inc.) and Kraft Foods Group, Inc., dated as of September 27, 2012 (incorporated by reference to Exhibit 10.4 to Amendment No. 1 to our Registration Statement on Form S-4 filed with the SEC on October 26, 2012 (Reg. No. 333-184314)).

10.3	Master General Transition Services Agreement between Kraft Foods Group, Inc. and Mondelēz Global LLC, dated as of September 27, 2012 (incorporated by reference to Exhibit 10.8 to Amendment No. 2 to our Registration Statement on Form S-4 filed with the SEC on December 4, 2012 (Reg. No. 333-184314)).

10.4	Master Information Technology Transition Services Agreement between Kraft Foods Group, Inc. and Mondelēz Global LLC, dated as of September 27, 2012 (incorporated by reference to Exhibit 10.10 to Amendment No. 2 to our Registration Statement on Form S-4 filed with the SEC on December 4, 2012 (Reg. No. 333-184314)).

10.5	Kraft Foods Group, Inc. Change in Control Plan for Key Executives, adopted as of October 2, 2012 (incorporated by reference to Exhibit 10.19 to Amendment No. 2 to our Registration Statement on Form S-4 filed with the SEC on December 4, 2012 (Reg. No. 333-184314)).

10.6	Kraft Foods Group, Inc. Deferred Compensation Plan for Non-Management Directors (incorporated by reference to Exhibit 4.3 to our Registration Statement on Form S-8 filed with the SEC on September 12, 2012 (File No. 333-183867)).

10.7	Kraft Foods Group, Inc. 2012 Performance Incentive Plan (incorporated by reference to Exhibit 4.3 to our Registration Statement on Form S-8 filed with the SEC on September 12, 2012 (File No. 333-183868)).

10.8	Offer of Employment Letter between Mondelēz International, Inc. (formerly known as Kraft Foods Inc.) and Kim K. W. Rucker, dated July 16, 2012 (incorporated by reference to Exhibit 10.25 to Amendment No. 2 to our Registration Statement on Form S-4 filed with the SEC on December 4, 2012 (Reg. No. 333-184314)).

12.1	Statement regarding computation of ratios of earnings to fixed charges.*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a 14(a)/15d 14(a) of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a 14(a)/15d 14(a) of the Securities Exchange Act of 1934, as amended.*

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.1	The following materials from Kraft’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Equity, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text, and (vi) document and entity information.

*	Previously filed on November 9, 2012 as an exhibit to Kraft’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KRAFT FOODS GROUP, INC.

/S/ TIMOTHY R. MCLEVISH
Timothy R. McLevish
Executive Vice President and
Chief Financial Officer

December 7, 2012