Form 10-K
period 2012-12-29
Kraft Foods Group, Inc.
filed 2013-03-21
CIK 1545158

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

COMMISSION FILE NUMBER 1-35491

Kraft Foods Group, Inc.

(Exact name of registrant as specified in its charter)

Virginia	36-3083135
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Three Lakes Drive, Northfield, Illinois	60093-2753
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 847-646-2000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, no par value	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Note: Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2012, the registrant’s common stock was not publicly traded. At February 23, 2013, there were 593,372,593 shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with its annual meeting of shareholders expected to be held on May 22, 2013 are incorporated by reference into Part III hereof.

Kraft Foods Group, Inc.

In this report, “Kraft Foods Group,” “the Company,” “we,” “us,” and “our” refers to Kraft Foods Group, Inc.

i

Forward-looking Statements

This report contains a number of forward-looking statements. Words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “continue,” “believe,” “may,” “will,” and variations of such words and similar expressions are intended to identify our forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements, beliefs, and expectations regarding the Spin-Off and our business, dividends, the impact of new accounting standards and accounting changes, commodity costs, costs incurred in connection with the Spin-Off (as defined below), the Restructuring Program (as defined below), hedging activities, results of legal matters, our goodwill and other intangible assets, price volatility and cost environment, our liquidity, our funding sources, our postemployment benefit plans, including expected contributions, obligations, rates of return and costs, our capital expenditures and funding, our debt, off-balance sheet arrangements and contractual obligations, general views about future operating results, our risk management program, and other events or developments that we expect or anticipate will occur in the future.

These forward-looking statements are not guarantees of future performance and are subject to a number of risks and uncertainties, many of which are beyond our control. The cautionary statements contained in the “Risk Factors” found in this Annual Report on Form 10-K identify important factors that could cause actual results to differ materially from those in our forward-looking statements. These factors include, but are not limited to, increased competition; our ability to differentiate our products from retailer and economy brands; our ability to maintain our reputation and brand image; increasing consolidation of retail customers; changes in relationships with our significant customers and suppliers; continued volatility and sharp increases in commodity and other input costs; pricing actions; increased costs of sales; product recalls and product liability claims; unanticipated business disruptions; our ability to predict, identify and interpret changes in consumer preferences and demand; a shift in our product mix to lower margin offerings; unexpected safety or manufacturing issues, regulatory or legal restrictions, actions or delays, unanticipated expenses such as litigation or legal settlement expenses; our ability to complete potential divestitures or acquisitions; our ability to realize the expected benefits of acquisitions if they are completed; our indebtedness and our ability to pay our indebtedness; disruptions in our information technology networks and systems; our inability to protect our intellectual property rights; continued consumer weakness; weakness in economic conditions; tax law changes; the qualification of the Distribution and the Internal Spin-Off Transactions (each as defined below) for non-recognition treatment for U.S. federal income tax purposes (as well as any related indemnification obligation to Mondelēz International, Inc. (“Mondelēz International,” formerly Kraft Foods Inc.) in case such transactions do not so qualify); the qualification of the Canadian aspects of the Internal Spin-Off Transactions for tax-deferred treatment for Canadian federal and provincial income tax purposes; the restrictions we agreed to in order to preserve the non-recognition treatment of the Internal Spin-Off Transactions and the Distribution; our ability to achieve the benefits we expect to achieve from the Spin-Off and to do so in a timely and cost-effective manner; our lack of operating history as an independent, publicly traded company; future competition from Mondelēz International; and the incurrence of substantial indebtedness in connection with the Spin-Off and any potential related reductions in spending on our business activities. We disclaim and do not undertake any obligation to update or revise any forward-looking statement in this report, except as required by applicable law or regulation.

PART I

Item 1. Business.

General

Kraft Foods Group is one of the largest consumer packaged food and beverage companies in North America and one of the largest worldwide among publicly traded consumer packaged food and beverage companies with net revenues of $18.3 billion and earnings from continuing operations before income taxes of $2.5 billion in 2012. We manufacture and market food and beverage products, including refrigerated meals, refreshment beverages and coffee, cheese, and other grocery products, primarily in the United States and Canada, under a host of iconic brands. Our product categories span breakfast, lunch, and dinner meal occasions, both at home and in foodservice locations. At December 29, 2012, we had assets of $23.3 billion. We are a member of the Standard & Poor’s 500 Index.

Our diverse brand portfolio consists of many of the most popular food brands in North America, including two brands with annual net revenues exceeding $1 billion each—Kraft cheeses, dinners, and dressings and Oscar Mayer meats—plus over 25 brands with annual net revenues of between $100 million and $1 billion each. In the United States, based on dollar share in 2012, we hold the number one branded market share position in 11 of our top 17 product categories and the number two branded share position in the remaining six product categories. The 11 product categories with the number one branded share position contributed more than 50% of our 2012 U.S. retail net revenues while our top 17 product categories contributed more than 80% of our 2012 U.S. retail net revenues.

We were initially organized as a Delaware corporation in 1980. In March 2012, we redomesticated to Virginia and changed our name from “Kraft Foods Global, Inc.” to “Kraft Foods Group, Inc.” We were a wholly owned subsidiary of Mondelēz International until October 1, 2012. On that date, Mondelēz International spun-off Kraft Foods Group, comprising its North American grocery business, to Mondelēz International’s shareholders (“Spin-Off”). In connection with the Spin-Off, Mondelēz International undertook a series of transactions to separate net assets and entities. As a result of these transactions, Mondelēz International now holds the global snacks business, and we, Kraft Foods Group, now hold the North American grocery business.

To effect the Spin-Off, Mondelēz International distributed all of the shares of Kraft Foods Group common stock owned by Mondelēz International to its shareholders on October 1, 2012 (“Distribution”). Holders of Mondelēz International common stock received one share of Kraft Foods Group common stock for every three shares of Mondelēz International common stock held on September 19, 2012. Mondelēz International structured the distribution to be tax free to its U.S. shareholders for U.S. federal income tax purposes. As a result of the Spin-Off, we now operate as an independent, publicly traded company.

In December 2012, we changed our fiscal year end from December 31 to the last Saturday in December. Therefore, our 2012 fiscal year ended on December 29, 2012.

Reportable Segments

We manage and report operating results through five reportable segments. Our reportable segments are Beverages, Cheese, Refrigerated Meals, Grocery, and International & Foodservice.

Our principal brands and products within each reportable segment at December 29, 2012 were:

Beverages	Maxwell House, Gevalia, and Yuban coffees; Tassimo hot beverage system (under license from Mondelēz International); Capri Sun (under license) and Kool-Aid packaged juice drinks; Crystal Light, Kool-Aid, and Country Time powdered beverages; and MiO liquid concentrate.

Cheese	Kraft and Cracker Barrel natural cheeses; Philadelphia cream cheese; Kraft and Deli Deluxe processed cheese slices; Velveeta and Cheez Whiz processed cheeses; Kraft grated cheeses; Polly-O and Athenos cheese; and Breakstone’s and Knudsen cottage cheese and sour cream.

Refrigerated Meals	Oscar Mayer cold cuts, hot dogs, and bacon; Lunchables lunch combinations; Claussen pickles; and Boca soy-based meat alternatives.

Grocery	Planters nuts, peanut butter, and trail mixes; Kraft and Kraft Deluxe macaroni and cheese dinners; Kraft and Miracle Whip spoonable dressings; Kraft and Good Seasons salad dressings; Velveeta shells and cheese dinners; Jell-O dry packaged desserts; Jell-O refrigerated gelatin and pudding snacks; Cool Whip whipped topping; A.1. steak sauce; Kraft and Bull’s-Eye barbecue sauces; Stove Top stuffing mix; Jet-Puffed marshmallows; Velveeta Cheesy Skillets and Taco Bell Home Originals (under license) meal kits; Shake ‘N Bake coatings; Baker’s chocolate and baking ingredients; and Grey Poupon premium mustards.

International & Foodservice	International & Foodservice products span all of our segments. Canadian brand offerings include Kraft peanut butter and Nabob coffee, as well as a range of products bearing brand names similar to those marketed in the U.S. The Foodservice business sells primarily branded products including Maxwell House coffee, A.1. steak sauce, and a broad array of Kraft sauces, dressings and cheeses.

Products which contributed 10% or more to consolidated net revenues for the years ended December 29, 2012, December 31, 2011, or December 31, 2010, were:

	For the Years Ended
	December 29,	December 31,	December 31,
	2012	2011	2010

Cheese and dairy	31%	30%	29%
Meat and meat alternatives	15%	15%	14%
Meals	11%	10%	10%
Enhancers	10%	10%	10%
Refreshment beverages	10%	11%	10%
Coffee	8%	9%	11%

See Note 16, Segment Reporting, to the consolidated financial statements for net revenues, earnings from continuing operations before income taxes, and total assets by segment.

Significant Divestitures

Pizza Divestiture:

On March 1, 2010, we completed the sale of the assets of our North American frozen pizza business (“Frozen Pizza”) to Nestlé USA, Inc. (“Nestlé”) for $3.7 billion. The Frozen Pizza business was a component of our Refrigerated Meals and International & Foodservice segments. The sale included the DiGiorno, Tombstone, and Jack’s brands in the U.S., the Delissio brand in Canada and the California Pizza Kitchen trademark license. It also included two Wisconsin manufacturing facilities (Medford and Little Chute) and the leases for the pizza depots and delivery trucks. Approximately 3,600 of our employees transferred with the business to Nestlé. As a result of the divestiture, we recorded a gain on discontinued operations of $1,596 million, net of taxes, in 2010.

See Note 2, Divestitures, to our consolidated financial statements for additional information on these transactions.

Customers

We sell our products primarily to supermarket chains, wholesalers, supercenters, club stores, mass merchandisers, distributors, convenience stores, drug stores, value stores, and other retail food outlets in the United States and Canada.

Our five largest customers accounted for approximately 42% of our net revenues in 2012, while our ten largest customers accounted for approximately 55%. One of our customers, Wal-Mart Stores, Inc., accounted for approximately 25% of our combined net revenues in 2012.

Sales

Our direct customer teams work with the headquarter operations of our customers and manage our customer relationships. These teams collaborate with customers on developing strategies for new item introduction, category and assortment management, shopper insights, shopper marketing, trade and promotional planning, and retail pricing solutions. We have a dedicated headquarter customer team covering all of our product lines for many of our largest customers, and we pool resources across our product lines to provide support to regional retailers. We also provide many of our retail partners with strategic advice regarding product categories.

Our breadth of product lines and scale throughout the retail environment are supported by two sales agencies within our customers’ stores. Acosta Sales & Marketing supports our grocery and mass channel customers, while CROSSMARK supports our convenience store retail partners. Both Acosta and CROSSMARK are extensions of our direct customer teams and are managed by our sales leadership. Both sales agencies provide in-store support of product placement, distribution and promotional execution.

We also utilize sales agencies, distributors, or other similar arrangements to sell our products in Puerto Rico and in markets outside of the United States and Canada.

Marketing and Advertising

We support our brands with marketing and advertising campaigns and consumer promotions. We work with third-party vendors, such as ACNielsen, to capture and analyze consumer buying patterns and product trends, and we use our deep consumer knowledge to develop marketing programs and merchandising activities.

Raw Materials and Packaging

We use large quantities of commodities, including dairy products, coffee beans, meat products, wheat, corn products, soybean and vegetable oils, nuts, and sugar and other sweeteners, to manufacture our products. In addition, we use significant quantities of resins and cardboard to package our products and energy to operate our factories and warehouses. For commodities that we use across many of our product categories, such as corrugated paper and energy, we coordinate sourcing requirements and centralize procurement to leverage our scale. In addition, some of our product lines and brands separately source raw materials that are specific to their operations.

We purchase from numerous sources, from large, international producers to smaller, local independent sellers. We have preferred purchaser status and/or have developed strategic partnerships with many of our suppliers, and consequently enjoy favorable pricing and dependable supply for many of our commodities. The prices of raw materials and agricultural materials that we use in our products are affected by external factors, such as global competition for resources, currency fluctuations, severe weather or global climate change, consumer or industrial demand, and changes in governmental regulation and trade, alternative energy, and agricultural programs.

The most significant cost component of our cheese products is dairy commodities, including milk and cheese. We purchase our dairy raw material requirements from independent third parties, such as agricultural cooperatives and independent processors. Market supply and demand, as well as government programs, substantially influence the prices for milk and other dairy products. The most significant cost component of our coffee products is coffee beans, which we purchase on world markets. Quality and availability of supply, changes in the value of the U.S. dollar in relation to certain other currencies, and consumer demand for coffee products impact coffee bean prices. Significant cost components in our meat business include pork, beef, and poultry, which we purchase from domestic markets. Livestock feed costs and the global demand for U.S. meats influence the prices of these meat products. Other significant cost components in our grocery products are grains, including wheat, sugar, and soybean oil.

Our risk management group works with our procurement teams to continuously monitor worldwide supply and cost trends so we can obtain ingredients and packaging needed for production on favorable terms. Although the prices of our principal raw materials can be expected to fluctuate, we believe there will be an adequate supply of the raw materials we use and that they are generally available from numerous sources. Our risk management group uses a range of hedging techniques to limit the impact of price fluctuations in our principal raw materials. However, we do not fully hedge against changes in commodity prices, and our hedging strategies may not protect us from increases in specific raw material costs. We monitor any exposure we have to increased commodity costs so that we can adjust our pricing to offset higher costs.

Manufacturing and Processing

We manufacture our products in our network of manufacturing and processing facilities located throughout North America. As of December 29, 2012, we operated 37 manufacturing and processing facilities in the United States and three in Canada. We own all 40 of these facilities.

While some of our plants are dedicated to the production of specific products or brands – our Madison, Wisconsin plant, for example, manufactures only Oscar Mayer products – other plants can accommodate multiple product lines. We manufacture our Beverages products in nine locations, our Cheese products in 13 locations, our Refrigerated Meals products in nine locations, and our Grocery products in 15 locations. We maintain all of our manufacturing and processing facilities in good condition and believe they are suitable and adequate for our present needs. From time to time, we enter into co-manufacturing arrangements with third parties if we determine it is advantageous to outsource the production of any of our products.

Distribution

We distribute our products through our network of 42 owned and leased distribution centers. As of December 29, 2012, we distributed via 39 distribution centers in the United States and three in Canada. We own four and lease 38 of these distribution centers. In addition, third-party logistics providers perform storage and distribution services for us to support our distribution network.

We rely on common carriers and our private fleet to transport our products from our manufacturing and processing facilities to our distribution facilities and on to our customers. Our distribution facilities generally accommodate all of our product lines from each of our segments and have the capacity to store refrigerated, dry, and frozen goods. We assemble customer orders for multiple products at the distribution facilities and deliver them by common carrier or our private fleet to our customers’ warehouses. We maintain all of our distribution facilities in good condition and believe they have sufficient capacity to meet our present distribution needs.

Competition

We face competition in all aspects of our business. Competitors include large national and international companies and numerous local and regional companies. We also compete with generic products and retailer brands, wholesalers, and cooperatives. We compete primarily on the basis of product quality and innovation, brand recognition and loyalty, service, the ability to identify and satisfy consumer preferences, and price. Improving our market position or introducing a new product requires substantial advertising and promotional expenditures.

Trademarks and Intellectual Property

Our trademarks are material to our business and are among our most valuable assets. Some of our significant trademarks include Baker’s, Cheez Whiz, Cool Whip, Cracker Barrel, Crystal Light, Jell-O, Kool-Aid, Kraft, Lunchables, MiO, Miracle Whip, Oscar Mayer, Planters, Shake ‘N Bake, Stove Top, and Velveeta. We own the rights to these trademarks in the United States, Canada, and many other countries throughout the world. In addition, we own the trademark rights to Philadelphia in the United States, Canada, and the Caribbean, and to Gevalia and Maxwell House throughout North America and Latin America. We protect our trademarks by registration or otherwise in the United States, Canada, and other markets. Trademark protection continues in some countries for as long as the mark is used and in other countries for as long as it is registered. Registrations generally are for renewable, fixed terms. From time to time, we grant third parties licenses to use one or more of our trademarks in particular locations. Similarly, as of December 29, 2012, we sell some products under brands we license from third parties, including:

•	Capri Sun packaged juice drinks for sale in the United States; and

•	Taco Bell Home Originals Mexican-style food products for sale in U.S. grocery stores.

In connection with the Spin-Off, we granted Mondelēz International licenses to use some of our trademarks in particular locations outside of the United States and Canada and we will sell some products under brands we license from Mondelēz International.

Additionally, we own numerous patents worldwide. We consider our portfolio of patents, patent applications, patent licenses under patents owned by third parties, proprietary trade secrets, technology, know-how processes, and related intellectual property rights to be material to our operations. While our patent portfolio is material to our business, the loss of one patent or a group of related patents would not have a material adverse effect on our business. We either have been issued patents or have patent applications pending that relate to a number of current and potential products, including products licensed to others. Patents, issued or applied for, cover inventions ranging from basic packaging techniques to processes relating to specific products and to the products themselves.

Our issued patents extend for varying periods according to the date of patent application filing or grant and the legal term of patents in the various countries where patent protection is obtained. The actual protection afforded by a patent, which can vary from country to country, depends upon the type of patent, the scope of its coverage as determined by the patent office or courts in the country, and the availability of legal remedies in the country. In connection with the Spin-Off, we granted Mondelēz International licenses to use some of our patents, and we also license certain patents from Mondelēz International.

Research and Development

Our four main objectives in research and development:

•	growth through new products and line extensions,
•	uncompromising product safety and quality,
•	superior customer satisfaction, and
•	cost reduction.

Our research and development specialists have historically focused on both major product innovation and more modestly-scaled line extensions, such as the introduction of new flavors, colors, or package designs for established products. We have approximately 650 food scientists, chemists, and engineers, with teams dedicated to particular brands and products.

We maintain three key technology centers, each equipped with pilot plants and state-of-the-art instruments. We expended approximately $178 million on research and development activities in 2012, $198 million in 2011 and $185 million in 2010.

Seasonality

Overall sales of our products are fairly balanced throughout the year, although demand for certain products may be influenced by holidays, changes in seasons, or other annual events.

Employees

We have approximately 23,000 employees, of whom approximately 20,900 are located in the United States and approximately 2,100 are located in Canada. Approximately one-third of our hourly employees are represented under contracts primarily with the United Food and Commercial Workers International Union and the International Brotherhood of Teamsters. These contracts expire at various times throughout the next several years. We believe that our relationships with employees and their representative organizations are generally good.

Regulation

Our U.S. food products and packaging materials are primarily regulated by the U.S. Food and Drug Administration or, for products containing meat and poultry, the U.S. Food Safety and Inspection Service of the U.S. Department of Agriculture. These agencies enact and enforce regulations relating to the manufacturing, distribution, and labeling of food products. We supported the Food Safety Modernization Act, a 2011 law that provided additional food safety authority to the U.S. Food and Drug Administration. We do not expect the cost of complying with that law, and the implementing regulations expected over the next two to three years, to be material.

Our Canadian food products and packaging materials are primarily regulated by the Canadian Food Inspection Agency and Health Canada. These governmental bodies enact and enforce regulations relating to the manufacturing, distribution, and labeling of food products. We have supported the Safe Food for Canadians Act, which became law in November of 2012 and which is similar to the U.S. Food Safety Modernization Act.

In addition, various U.S. states and Canadian provinces regulate our operations by licensing plants, enforcing standards for selected food products, grading food products, inspecting plants and warehouses, regulating trade practices related to the sale of dairy products, and imposing their own labeling requirements on food products. Many of the food commodities we use in our operations are subject to governmental agricultural programs. These programs have substantial effects on prices and supplies and are subject to periodic governmental and administrative review.

Environmental Regulation

We are subject to various federal, provincial, state, and local laws and regulations in the United States and Canada relating to the protection of the environment, including those governing discharges to air and water, the management and disposal of hazardous materials, and the cleanup of contaminated sites.

These laws and regulations include the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, and the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”). CERCLA imposes joint and severable liability on each potentially responsible party. We are not a party to any proceedings arising under these laws and regulations that we currently expect to have a material effect on our earnings or financial condition. As of December 29, 2012, we were involved in 63 active proceedings in the United States under CERCLA (and other similar state actions and legislation) related to our current operations and certain closed, inactive, or divested operations for which we retain liability.

As of December 29, 2012, we had accrued an amount we deemed appropriate for environmental remediation. This amount was insignificant to our balance sheet. Based on information currently available, we believe that the ultimate resolution of existing environmental remediation actions and our compliance in general with environmental laws and regulations will not have a material effect on our earnings or financial condition. However, it is difficult to predict with certainty the potential impact of future compliance efforts and environmental remedial actions and thus future costs associated with such matters may exceed current expectations.

Foreign Operations

We sell our products to consumers in the United States and Canada, and export our products to over 35 countries and territories. We generated approximately 14% of our 2012 consolidated net revenues and 13% of our 2011 and 2010 consolidated net revenues outside the United States, primarily in Canada. For additional information about our foreign operations, see Note 16, Segment Reporting, to the consolidated financial statements.

Executive Officers of the Registrant

The following are our executive officers as of March 21, 2013:

Name	Age	Title

John T. Cahill	55	Executive Chairman
W. Anthony Vernon	57	Chief Executive Officer and Director
Timothy R. McLevish	57	Executive Vice President and Chief Financial Officer
Dino J. Bianco	51	Executive Vice President and President, Beverages and Canada
Thomas F. Corley	50	Executive Vice President and President, U.S. Retail Sales and Foodservice
Charles W. Davis	56	Executive Vice President, Research, Development, Quality and Innovation
Adrienne D. Elsner	50	Executive Vice President and Chief Marketing Officer
Georges El-Zoghbi	46	Executive Vice President and President, Cheese & Dairy and Exports
Robert J. Gorski	60	Executive Vice President, Integrated Supply Chain
Diane Johnson May	54	Executive Vice President, Human Resources
Nicholas E. Meriggioli	49	Executive Vice President and President, Oscar Mayer
Michael Osanloo	47	Executive Vice President and President, Grocery
Sam B. Rovit	55	Executive Vice President, Strategy
Kim K. W. Rucker	46	Executive Vice President, Corporate & Legal Affairs, General Counsel and Corporate Secretary

Mr. Cahill has served as our Executive Chairman since October 1, 2012. He joined Mondelēz International, a food and beverage company and our former parent, on January 2, 2012 as the Executive Chairman, North American Grocery, and served in that capacity until the Spin-Off. Prior to that, he served as an Industrial Partner at Ripplewood Holdings LLC, a private equity firm, from 2008 to 2011. Mr. Cahill spent nine years with The Pepsi Bottling Group, Inc., a beverage manufacturing company, most recently as Chairman and Chief Executive Officer from 2003 to 2006 and Executive Chairman until 2007. Mr. Cahill previously spent nine years with PepsiCo, Inc., a food and beverage company, in a variety of leadership positions. He currently serves as lead director of Colgate-Palmolive Company and is also a director at Legg Mason, Inc.

Mr. Vernon has served as our Chief Executive Officer since October 1, 2012 and has been a member of our Board since September 2009 when he was appointed a director while we were a wholly owned subsidiary of Mondelēz International. Prior to that, he served as Mondelēz International’s Executive Vice President and President, Kraft Foods North America. Prior to joining Mondelēz International in August 2009, he was the Healthcare Industry Partner of Ripplewood Holdings LLC, a private equity firm, since 2006. Mr. Vernon spent 23 years with Johnson & Johnson, a pharmaceutical company, in a variety of leadership positions, most recently serving as Company Group Chairman of DePuy Inc., an orthopedics company and subsidiary of Johnson & Johnson, from 2004 to 2005. He is also a director of Medivation, Inc. and was formerly a director of Uluru Inc.

Mr. McLevish has served as our Executive Vice President and Chief Financial Officer since August 2012. He served as Mondelēz International’s Executive Vice President from August 15, 2011 until October 1, 2012, leading the Spin-Off planning. Mr. McLevish also served as Mondelēz International’s Executive Vice President and Chief Financial Officer from October 2007 to May 2011. Prior to that, Mr. McLevish served as Senior Vice President and Chief Financial Officer at Ingersoll-Rand Company Limited, an industrial company, since June 2002. Mr. McLevish also serves on the Boards of Directors of Kennametal Inc. and URS Corporation.

Mr. Bianco has served as our Executive Vice President, Beverages and Canada since February 2013. He served as Executive Vice President and President, National Businesses and Marketing Services from October 1, 2012 to February 2013. Prior to that, he served as Mondelēz International’s President, Kraft Foods Canada since November 2005. He also served in various marketing, sales and finance capacities at Mondelēz International, including Vice President of Marketing, Kraft Foods Canada from January 2002 to November 2005. He joined Mondelēz International in 1990.

Mr. Corley has served as our Executive Vice President and President, U.S. Retail Sales and Foodservice since February 2013. He served as Executive Vice President and President, U.S. Sales from October 1, 2012 to February 2013. Prior to that, he served as Mondelēz International’s President, U.S. Sales since April 2012. Mr. Corley also served as Mondelēz International’s Senior Vice President, U.S. Sales from 2009 to 2012, Senior Vice President, Wal-Mart Stores, Inc. Sales from 2008 to 2009 and Vice President, Wal-Mart Stores, Inc. Sales from 2007 to 2008. He joined Mondelēz International in 1985.

Mr. Davis has served as our Executive Vice President, Research, Development, Quality and Innovation since October 1, 2012. Prior to that, he served as Mondelēz International’s Vice President, Research, Development & Quality, Kraft Foods Europe since 2007. Mr. Davis also served as Mondelēz International’s Vice President, Research, Development & Quality, North American Convenient Meals Sector from 2004 to 2007. He joined Mondelēz International in 1984.

Ms. Elsner has served as our Executive Vice President and Chief Marketing Officer since February 2013. She served as Executive Vice President and President, Beverages from October 1, 2012 to February 2013. Prior to that, she served as Mondelēz International’s President, Beverages since May 2010. She previously served as Vice President and President, Coffee, Kraft Foods Europe from 2007 to 2010, and as Vice President, Marketing Resources, Kraft Foods Europe from 2005 to 2007. Ms. Elsner joined Mondelēz International in 1992.

Mr. El-Zoghbi has served as our Executive Vice President and President, Cheese & Dairy and Exports since February 2013. He served as Executive Vice President and President, Cheese and Dairy from October 1, 2012 to February 2013. Prior to that, he served as Mondelēz International’s President, Cheese and Dairy since October 2009. He also served as Mondelēz International’s Vice President and Area Director, Kraft Foods Australia & New Zealand from October 2007 to September 2009. Prior to joining Mondelēz International, Mr. El-Zoghbi served in various directorial and managerial capacities at Fonterra Co-operative Group, a multinational processor of dairy products, from July 1998 to September 2007.

Mr. Gorski has served as our Executive Vice President, Integrated Supply Chain since October 1, 2012. Prior to that, Mr. Gorski served as Executive Vice President, Integrated Supply Chain, Kraft Foods North America, since August 2012. Prior to that, he worked for The Procter & Gamble Company, a consumer products company, for 34 years, in a variety of leadership positions in multiple categories in North America and Europe. He most recently served as Vice President, Supply Chain for Procter & Gamble’s global baby care business from 2003 to 2012.

Ms. Johnson May has served as our Executive Vice President, Human Resources since October 1, 2012. Prior to that, she served as Mondelēz International’s Senior Vice President, Human Resources, Kraft Foods North America since September 2010. She joined Mondelēz International in 1980 and has served in various roles, including Vice President, Human Resources at various Mondelēz International units from December 2006 to September 2010 and Senior Director, Human Resources from 2002 to 2006.

Mr. Meriggioli has served as our Executive Vice President and President, Oscar Mayer since October 1, 2012. Prior to that, he served as Mondelēz International’s President, Oscar Mayer since January 2008. Mr. Meriggioli served as Mondelēz International’s Group Vice President and President, North American Convenient Meals Sector from March 2006 until January 2008 and as Senior Vice President and General Manager, Oscar Mayer from June 2002 to March 2006. He joined Mondelēz International in 1987.

Mr. Osanloo has served as our Executive Vice President and President, Grocery since October 1, 2012. Prior to that, he served as Mondelēz International’s President, Grocery since October 2010. Mr. Osanloo was Mondelēz International’s Executive Vice President, Strategy from April 2008 to September 2010. Prior to joining Mondelēz International, Mr. Osanloo served as Senior Vice President, Marketing at Harrah’s Entertainment Inc., a provider of branded casino entertainment, from July 2005 to March 2008. Previously, he was a partner in the retail and consumer products practice at Bain & Co., a management consulting firm, from August 1996 to June 2005.

Mr. Rovit has served as our Executive Vice President, Strategy and has led the Planters business unit since October 1, 2012. Prior to that, he served as Mondelēz International’s Executive Vice President, Strategy since February 2011. Prior to joining Mondelēz International, he served as a Director of Bain & Co., a management consulting firm, from January 2008 to January 2011 and from 1988 to June 2005. Mr. Rovit served as President, Chief Executive Officer and Director of Swift & Company, a meat processing company, from June 2005 to July 2007.

Ms. Rucker has served as our Executive Vice President, Corporate & Legal Affairs, General Counsel and Corporate Secretary since October 1, 2012. She joined Mondelēz International as Executive Vice President, Corporate & Legal Affairs, Kraft Foods North America in September 2012. Prior to that, Ms. Rucker served as Senior Vice President, General Counsel and Chief Compliance Officer of Avon Products, Inc., a global manufacturer of beauty and related products, since March 2008 and as Corporate Secretary since February 2009. Ms. Rucker also served as Senior Vice President, Secretary and Chief Governance Officer of Energy Future Holdings Corp. (formerly TXU Corp.), an energy company, from 2004 to 2008. She also served as Counsel, Corporate Affairs at Kimberly-Clark Corporation, a global manufacturer and marketer of consumer and health care products, from 2001 to 2004 and previously was a partner at the Chicago law firm of Sidley Austin LLP.

We adopted the Kraft Foods Group Code of Conduct, which qualifies as a code of ethics under Item 406 of Regulation S-K. The code applies to all of our employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. Our code of ethics is available free of charge on our Web site at www.kraftfoodsgroup.com and will be provided free of charge to any shareholder submitting a written request to: Corporate Secretary, Kraft Foods Group, Inc., Three Lakes Drive, Northfield, IL 60093. We will disclose any waiver we grant to our principal executive officer, principal financial officer, principal accounting officer, or controller under our code of ethics, or certain amendments to the code of ethics, on our Web site at www.kraftfoodsgroup.com.

In addition, we adopted Corporate Governance Guidelines, charters for each of the Board’s three standing committees, and the Code of Business Conduct and Ethics for Directors. All of these materials are available on our Web site at www.kraftfoodsgroup.com and will be provided free of charge to any shareholder requesting a copy by writing to: Corporate Secretary, Kraft Foods Group, Inc., Three Lakes Drive, Northfield, IL 60093.

Available Information

Our Internet address is www.kraftfoodsgroup.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are or will be available free of charge as soon as possible after we electronically file them with, or furnish them to, the Securities and Exchange Commission (“SEC”). You can access our filings with the SEC by visiting www.kraftfoodsgroup.com. The information on our Web site is not, and shall not be deemed to be, a part of this Annual Report on Form 10-K or incorporated into any other filings we make with the SEC.

You can also read and copy any document that we file, including this Annual Report on Form 10-K, at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Call the SEC at 1-800-SEC-0330 for information on the operation of the Public Reference Room. In addition, the SEC maintains an Internet site at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers, including Kraft Foods Group, that are electronically filed with the SEC.

Item 1A. Risk Factors.

You should read the following risk factors carefully in connection with evaluating our business and the forward-looking information contained in this Annual Report on Form 10-K. Some of the risks relate to our business and others to the Spin-Off. Any of the following risks could materially and adversely affect our business, financial condition, results of operations and the actual outcome of matters as to which forward-looking statements are made in this Annual Report on Form 10-K. While we believe we have identified and discussed below the material risks affecting our business, there may be additional risks and uncertainties that we do not presently know or that we do not currently believe to be material that may adversely affect our business, financial condition or results of operations in the future.

Risks Relating to Our Business

We operate in a highly competitive industry.

The food and beverage industry is highly competitive. We compete based on product innovation, price, product quality, brand recognition and loyalty, effectiveness of marketing, promotional activity, and the ability to identify and satisfy consumer preferences.

We may need to reduce our prices in response to competitive and customer pressures. Competition and customer pressures may also restrict our ability to increase prices in response to commodity and other cost increases. We may also need to increase or reallocate spending on marketing, retail trade incentives, advertising, and new product innovation to maintain market share. These expenditures are subject to risks, including uncertainties about trade and consumer acceptance of our efforts. If we reduce prices or face increased costs, but cannot increase sales volumes to offset those changes, then our financial condition and results of operations may suffer.

Maintaining our reputation and brand image is essential to our business success.

We have many iconic brands with long-standing consumer recognition. Our success depends on our ability to maintain brand image for our existing products, extend our brands to new platforms, and expand our brand image with new product offerings.

We seek to maintain, extend, and expand our brand image through marketing investments, including advertising and consumer promotions, and product innovation. Increasing media attention to the role of food marketing could adversely affect our brand image or lead to stricter regulations and greater scrutiny of food marketing practices. Increased legal or regulatory restrictions on our advertising, consumer promotions and marketing, or our response to those restrictions, could limit our efforts to maintain, extend and expand our brands. Moreover, adverse publicity about regulatory or legal action against us could damage our reputation and brand image, undermine our customers’ confidence and reduce long-term demand for our products, even if the regulatory or legal action is unfounded or not material to our operations.

In addition, our success in maintaining, extending, and expanding our brand image depends on our ability to adapt to a rapidly changing media environment. We increasingly rely on social media and online dissemination of advertising campaigns. Negative posts or comments about us on social networking Web sites or similar online activity could seriously damage our reputation and brand image. We are subject to a variety of legal and regulatory restrictions on how we market our products. These restrictions may limit our ability to maintain, extend, and expand our brand image as the media and communications environment continues to evolve. If we do not maintain, extend, and expand our brand image, then our product sales, financial condition and results of operations could be materially and adversely affected.

We must leverage our value proposition to compete against retailer brands and other economy brands.

Retailers are increasingly offering retailer and other economy brands that compete with some of our products. Our products must provide higher value and/or quality to our consumers than alternatives, particularly during periods of economic uncertainty such as those we continue to experience. Consumers may not buy our products if relative differences in value and/or quality between our products and retailer or other economy brands change in favor of competitors’ products or if consumers perceive this type of change. If consumers prefer retailer or other economy brands, then we could lose market share or sales volumes or shift our product mix to lower margin offerings. These events could materially and adversely affect our financial condition and results of operations.

The consolidation of retail customers could adversely affect us.

Retail customers, such as supermarkets, warehouse clubs, and food distributors in our major markets, may consolidate, resulting in fewer customers on which we can rely for business. Consolidation also produces larger retail customers that may seek to leverage their position to improve their profitability by demanding improved efficiency, lower pricing, increased promotional programs, or specifically tailored products. In addition, larger retailers have the scale to develop supply chains that permit them to operate with reduced inventories or to develop and market their own retailer brands. Retail consolidation and increasing retailer power could materially and adversely affect our product sales, financial condition, and results of operations.

Retail consolidation also increases the risk that adverse changes in our customers’ business operations or financial performance will have a corresponding material and adverse effect on us. For example, if our customers cannot access sufficient funds or financing, then they may delay, decrease, or cancel purchases of our products, or delay or fail to pay us for previous purchases.

Changes in our relationships with significant customers or suppliers, or in the trade terms required by these customers or suppliers, could reduce sales and profits.

During 2012, our five largest customers accounted for approximately 42% of our net revenues, with our largest customer, Wal-Mart Stores, Inc., accounting for approximately 25% of our net revenues. There can be no assurance that all significant customers will continue to purchase our products in the same quantities or on the same terms as in the past, particularly as increasingly powerful retailers may demand lower pricing and focus on developing their own brands. The loss of a significant customer or a material reduction in sales to a significant customer could materially and adversely affect our product sales, financial condition, and results of operations.

Disputes with significant suppliers, including regarding pricing or performance, could adversely affect our ability to supply products to our customers and could materially and adversely affect our product sales, financial condition, and results of operations.

Our financial success depends on our ability to correctly predict, identify, and interpret changes in consumer preferences and demand, to offer new products to meet those changes, and to respond to competitive innovation.

Consumer preferences for food products change continually. Our success depends on our ability to predict, identify, and interpret the tastes and dietary habits of consumers and to offer products that appeal to consumer preferences. If we do not offer products that appeal to consumers, our sales and market share will decrease and our profitability could suffer.

We must distinguish between short-term fads, mid-term trends, and long-term changes in consumer preferences. If we do not accurately predict which shifts in consumer preferences will be long-term, or if we fail to introduce new and improved products to satisfy those preferences, our sales could decline. In addition, because of our varied consumer base, we must offer an array of products that satisfy the broad spectrum of consumer preferences. If we fail to expand our product offerings successfully across product categories, or if we do not rapidly develop products in faster growing and more profitable categories, demand for our products will decrease and our profitability could suffer.

Prolonged negative perceptions concerning the health implications of certain food products could influence consumer preferences and acceptance of some of our products and marketing programs. We strive to respond to consumer preferences and social expectations, but we may not be successful in our efforts. Continued negative perceptions and failure to satisfy consumer preferences could materially and adversely affect our product sales, financial condition, and results of operations.

In addition, achieving growth depends on our successful development, introduction, and marketing of innovative new products and line extensions. Successful innovation depends on our ability to correctly anticipate customer and consumer acceptance, to obtain and maintain necessary intellectual property protections, and to avoid infringing the intellectual property rights of others. We must also be able to respond successfully to technological advances by and intellectual property rights granted to competition, and failure to do so could compromise our competitive position and impact our financial results.

We may be unable to drive revenue growth in our key product categories, increase our market share, or add products that are in faster growing and more profitable categories.

The food and beverage industry’s overall growth is linked to population growth. Our future results will depend on our ability to drive revenue growth in our key product categories. Because our operations are concentrated in North America, where growth in the food and beverage industry has been moderate, our success also depends in part on our ability to enhance our portfolio by adding innovative new products in faster growing and more profitable categories. Our future results will also depend on our ability to increase market share in our existing product categories. Our failure to drive revenue growth in our key product categories or develop innovative products for new and existing categories could materially and adversely affect our profitability, financial condition, and results of operations.

Commodity, energy, and other input prices are volatile and may rise significantly, and increases in the costs of producing, transporting, and distributing our products could materially and adversely affect our financial condition.

We purchase large quantities of commodities, including dairy products, coffee beans, meat products, wheat, corn products, soybean and vegetable oils, nuts, and sugar and other sweeteners. In addition, we purchase and use significant quantities of resins and cardboard to package our products and natural gas to operate our factories and warehouses. We are also exposed to changes in oil prices, which influence both our packaging and transportation costs. Prices for commodities, other supplies, and energy are volatile and are subject to wide variations due to conditions that are difficult to predict, including global competition for resources, currency fluctuations, severe weather or global climate change, consumer, industrial or commodity investment demand, and changes in governmental regulation and trade, alternative energy, and agricultural programs. Rising commodity, energy, and other input costs could materially and adversely affect our cost of operations, including the manufacture, transportation, and distribution of our products, which could materially and adversely affect our financial condition and results of operations.

Although we monitor our exposure to commodity prices as an integral part of our overall risk management program, and seek to hedge against input price increases to the extent we deem appropriate, we do not fully hedge against changes in commodity prices, and our hedging strategies may not protect us from increases in raw materials costs. For example, hedging our costs for one of our key commodities, dairy products, is difficult because dairy futures markets are not as developed as many other commodities futures markets. Continued volatility or sustained increases in the prices of commodities and other supplies we purchase could increase the costs of our products, and our profitability could suffer. Moreover, increases in the prices of our products to cover these increased costs may result in lower sales volumes. If we are not successful in our hedging activities, or if we are unable to price our products to cover increased costs, then commodity and other input price volatility or increases could materially and adversely affect our financial condition and results of operations.

We rely on our management team and other key personnel, and the loss of one or more key employees or any difficulty in attracting, training, and retaining other talented personnel could adversely affect our financial condition and results of operations.

We depend on the skills, working relationships and continued services of key personnel, including our experienced management team. In addition, our ability to achieve our operating goals depends on our ability to identify, hire, train, and retain qualified individuals. We compete with other companies both within and outside of our industry for talented personnel, and we may lose key personnel or fail to attract, train, and retain other talented personnel. Any such loss or failure could adversely affect our financial condition and results of operations.

As a result of the Spin-Off, we no longer operate as part of a globally diversified food and beverage company and therefore may be more vulnerable to adverse events and trends in North America.

As formerly part of a globally diversified food and beverage company, we were historically insulated against adverse events and trends in any particular region. After separating from Mondelēz International, however, we may be more susceptible to adverse regulations, economic climate, consumer trends, market fluctuations, including commodity price fluctuations or supply shortages for certain of our key ingredients, and other adverse events that are specific to the United States and Canada. For example, because a majority of our operations and product sales are in the United States, we expect that regulatory changes or changes in consumer food preferences in the United States will have a more significant impact on us than these changes would have had when we were part of Mondelēz International.

The concentration of our businesses in North America will present a challenge and may increase the likelihood that an adverse event in North America will materially and adversely affect our financial condition and results of operations.

Changes in regulations could increase our costs and adversely affect our profitability.

Our activities are highly regulated and subject to government oversight. Various federal, state, provincial, and local laws and regulations govern food production and marketing, as well as licensing, trade, tax, and environmental matters. Governing bodies regularly issue new regulations and changes to existing regulations. Our need to comply with new or revised regulations or their interpretation and application, including proposed requirements designed to enhance food safety or to regulate imported ingredients, could materially and adversely affect our product sales, financial condition, and results of operations.

Concerns with the safety and quality of food products could cause consumers to avoid certain food products or ingredients.

We could be adversely affected if consumers lose confidence in the safety and quality of certain food products or ingredients, or the food safety system generally. Adverse publicity about these types of concerns, whether or not valid, may discourage consumers from buying our products or cause production and delivery disruptions.

Legal claims or other regulatory enforcement actions could subject us to civil and criminal penalties that affect our product sales, reputation, and profitability.

We are a large food and beverage company operating in a highly regulated environment and a constantly evolving legal and regulatory framework. Consequently, we are subject to heightened risk of legal claims or other regulatory enforcement actions. Although we have implemented policies and procedures designed to ensure compliance with existing laws and regulations, there can be no assurance that our employees, contractors, or agents will not violate our policies and procedures. Moreover, the failure to maintain effective control processes could lead to violations, unintentional or otherwise, of laws and regulations. Legal claims or regulatory enforcement actions arising out of our failure or alleged failure to comply with applicable laws and regulations could subject us to civil and criminal penalties that could materially and adversely affect our product sales, reputation, financial condition, and results of operations.

Product recalls or other product liability claims could materially and adversely affect us.

Selling products for human consumption involves inherent legal and other risks, including product contamination, spoilage, product tampering, allergens, or other adulteration. We could decide to, or be required to, recall products due to suspected or confirmed product contamination, adulteration, misbranding, tampering, or other deficiencies. A widespread product recall or market withdrawal could result in significant losses due to their costs, the destruction of product inventory, and lost sales due to the unavailability of the product for a period of time. Any of these events could materially and adversely affect our reputation and product sales, financial condition, and results of operations.

We may also suffer losses if our products or operations violate applicable laws or regulations, or if our products cause injury, illness, or death. In addition, our marketing could face claims of false or deceptive advertising or other criticism. A significant product liability or other legal judgment or a related regulatory enforcement action against us, or a significant product recall, may materially and adversely affect our reputation and profitability. Moreover, even if a product liability or consumer fraud claim is unsuccessful, has no merit, or is not pursued, the negative publicity surrounding assertions against our products or processes could materially and adversely affect our product sales, financial condition, and results of operations.

Unanticipated disruptions of our supply chain or distribution capabilities could adversely affect our ability to provide our products to our customers as well as maintain our back-office systems.

We have a complex network of suppliers, owned manufacturing locations, co-manufacturing locations, distribution networks, and information systems that support our ability to consistently provide our products to our customers. Factors that are hard to predict or beyond our control, like weather, natural disasters, fire or explosion, terrorism, generalized labor unrest, or health pandemics, could damage or disrupt our operations or our suppliers’ or co-manufacturers’ operations. These disruptions may require additional resources to restore our supply chain. If we cannot respond to disruptions in our operations, whether by finding alternative suppliers or replacing capacity at key manufacturing or distribution locations, or are unable to quickly repair damage to our information, production, or supply systems, we may be late in delivering, or unable to deliver, products to our customers and may also be unable to track orders, inventory, receivables, and payables. If that occurs, our customers’ confidence in us and long-term demand for our products could decline. Any of these events could materially and adversely affect our product sales, financial condition, and results of operations.

Our acquisition and divestiture activities may present financial, managerial, and operational risks.

From time to time, we may identify acquisition candidates that we believe strategically fit our business objectives or we may seek to divest businesses that do not meet our strategic objectives or growth or profitability targets. Our acquisition or divestiture activities may present financial, managerial, and operational risks. Those risks include diversion of management attention from existing core businesses, difficulties integrating or separating personnel and financial and other systems, inability to effectively and immediately implement control environment processes across a diverse employee population, adverse effects on existing customer and supplier business relationships, inaccurate estimates of fair value made in the accounting for acquisitions and amortization of acquired intangible assets which would reduce future reported earnings, potential loss of acquired businesses’ customers or key employees, and indemnities and potential disputes with the buyers or sellers. In addition, while we are a North American business focused on traditional grocery categories, to the extent we undertake acquisitions or other developments outside our core geography or in new categories, we may face additional risks related to such acquisitions or developments. In particular, risks related to foreign operations include compliance with U.S. laws affecting operations outside of the United States, such as the Foreign Corrupt Practices Act, currency rate fluctuations, compliance with foreign regulations and laws, including tax laws, and exposure to politically and economically volatile developing markets. Any of these factors could materially and adversely affect our financial condition and results of operations.

Weak financial performance, downgrades in our credit ratings, illiquid capital markets, and volatile economic conditions could limit our access to the capital markets, reduce our liquidity, or increase our borrowing costs.

From time to time we may need to access the short-term and long-term capital markets to obtain financing. Our financial performance, our short-term and long-term credit ratings, the liquidity of the overall capital markets, and the state of the economy, including the food and beverage industry, will affect our access to, and the availability of, financing on acceptable terms and conditions in the future. There can be no assurance that we will have access to the capital markets on terms we find acceptable.

In particular, we access the commercial paper market for regular funding requirements. A downgrade in our credit ratings would increase our borrowing costs and could affect our ability to issue commercial paper. Disruptions in the commercial paper market or other effects of volatile economic conditions on the credit markets also could reduce the amount of commercial paper that we could issue and could raise our borrowing costs for both short-term and long-term debt offerings. In response to the conditions, we may reduce or eliminate dividends on our common stock in order to conserve cash. Further, our inability to access the capital markets or an increase in our borrowing costs could materially and adversely affect our financial condition and results of operations.

Adverse changes in the equity markets or interest rates, changes in actuarial assumptions, and legislative or other regulatory actions could substantially increase our postemployment obligations and materially and adversely affect our profitability and results of operations.

We sponsor a number of benefit plans for employees in the United States and Canada, including defined benefit pension plans, retiree health and welfare, active health care, severance, and other postemployment benefits. At the end of 2012, the projected benefit obligation of our defined benefit pension plans was $8.5 billion and these plans had assets of $6.6 billion. The difference between plan obligations and assets, or the funded status of the plans, significantly affects the net periodic benefit costs of our pension plans and the ongoing funding requirements of those plans. Among other factors, changes in interest rates, mortality rates, early retirement rates, investment returns, minimum funding requirements, and the market value of plan assets can affect the level of plan funding, cause volatility in the net periodic pension cost, and consequently volatility in our reported net income, and increase our future funding requirements. Legislative and other governmental regulatory actions may also increase funding requirements for our pension plans’ benefits obligation.

We estimate the 2013 pension contributions will be approximately $625 million, which is approximately $583 million more than we contributed in 2012. Of the total 2013 pension contributions, approximately $540 million is expected to be voluntary. Volatile economic conditions increase the risk that we will be required to make additional cash contributions to the pension plans and recognize further increases in our net pension cost. A significant increase in our U.S. pension funding requirements could require us to reduce spending on marketing, retail trade incentives, advertising, and other similar activities or could negatively affect our ability to invest in our business or pay dividends on our common stock.

Volatility in the market value of all or a portion of the derivatives we use to manage exposures to fluctuations in commodity prices will cause volatility in our gross profits and net earnings.

We use commodity futures and options to partially hedge the price of certain input costs, including dairy products, coffee beans, meat products, wheat, corn products, soybean oils, sugar, and natural gas. For derivatives not designated as hedges, changes in the values of these derivatives are currently recorded in earnings, resulting in volatility in both gross profits and net earnings. We report these gains and losses in cost of sales in our consolidated statements of earnings to the extent we utilize the underlying input in our manufacturing process. We report these gains and losses in the unallocated corporate items line in our segment operating results until we utilize the underlying input in our manufacturing process, at which time we reclassify the gains and losses to segment operating profit. We may experience volatile earnings as a result of these accounting treatments.

We are increasingly dependent on information technology, and if we are unable to protect against service interruptions, data corruption, cyber-based attacks, or network security breaches, our operations could be disrupted and our business could be negatively impacted.

We rely on information technology networks and systems, including the Internet, to process, transmit, and store electronic and financial information, to manage a variety of business processes and activities, and to comply with regulatory, legal, and tax requirements. We also depend on our information technology infrastructure for digital marketing activities and for electronic communications among our locations, personnel, customers, and suppliers. These information technology systems, some of which are managed by third parties, may be susceptible to damage, disruptions, or shutdowns due to failures during the process of upgrading or replacing software, databases or components thereof, power outages, hardware failures, computer viruses, attacks by computer hackers, telecommunication failures, user errors, or catastrophic events. If our information technology systems suffer severe damage, disruption, or shutdown and our business continuity plans do not effectively resolve the issues in a timely manner, we could experience business disruptions, transaction errors, processing inefficiencies, and the loss of sales, causing our product sales, financial condition, and results of operations to be adversely affected and the reporting of our financial results to be delayed.

In addition, if we are unable to prevent security breaches, we may suffer financial and reputational damage or penalties because of the unauthorized disclosure of confidential information belonging to us or to our partners, customers, consumers, or suppliers. In addition, the disclosure of non-public sensitive information through external media channels could lead to the loss of intellectual property or damage our reputation and brand image.

Our intellectual property rights are valuable, and any inability to protect them could reduce the value of our products and brands.

We consider our intellectual property rights, particularly and most notably our trademarks, but also our patents, trade secrets, copyrights, and licensing agreements, to be a significant and valuable aspect of our business. We attempt to protect our intellectual property rights through a combination of patent, trademark, copyright, and trade secret laws, as well as licensing agreements, third-party nondisclosure and assignment agreements, and policing of third-party misuses of our intellectual property. Our failure to obtain or adequately protect our trademarks, products, new features of our products, or our technology, or any change in law or other changes that serve to lessen or remove the current legal protections of our intellectual property, may diminish our competitiveness and could materially harm our business.

We may be unaware of intellectual property rights of others that may cover some of our technology, brands, or products. Any litigation regarding patents or other intellectual property could be costly and time-consuming and could divert the attention of our management and key personnel from our business operations. Third-party claims of intellectual property infringement might also require us to enter into costly license agreements. We also may be subject to significant damages or injunctions against development and sale of certain products.

Risks Relating to our Recent Spin-Off

If the Distribution, together with certain related transactions, were to fail to qualify for non-recognition treatment for U.S. federal income tax purposes, then we, Mondelēz International and our shareholders could be subject to significant tax liability.

Mondelēz International, our former parent, received a private letter ruling from the Internal Revenue Service (“IRS”) and an opinion of tax counsel, each substantially to the effect that, subject to the accuracy of and compliance with certain representations, assumptions and covenants, (i) the Distribution will qualify for non-recognition of gain or loss to Mondelēz International and Mondelēz International’s shareholders pursuant to Section 355 of the Internal Revenue Code of 1986, as amended (“Code”), except to the extent of cash received in lieu of fractional shares, and (ii) certain internal transactions undertaken in connection with the Distribution (“Internal Spin-Off Transactions”), qualify for non-recognition of gain or loss to us and Mondelēz International pursuant to Sections 355 and 368 of the Code (except, in the case of the private letter ruling, to the extent the IRS generally will not rule on certain transfers of intellectual property, which are covered solely by the opinion).

Notwithstanding the receipt of the private letter ruling and the opinion of tax counsel, the IRS could determine that the Distribution and Internal Spin-Off Transactions should be treated as taxable transactions if it determines that any of the representations, assumptions or covenants on which the private letter ruling is based are untrue or have been violated. Furthermore, as part of the IRS’s policy, the IRS did not determine whether the Distribution and Internal Spin-Off Transactions satisfy certain conditions that are necessary to qualify for non-recognition treatment. Rather, the private letter ruling is based on representations by us and Mondelēz International that these conditions have been satisfied. The opinion of tax counsel addressed the satisfaction of these conditions. Similarly, the IRS generally will not rule on contributions of intellectual property that do not satisfy certain criteria. As a result, the private letter ruling does not address whether transfers of certain intellectual property included in the Internal Spin-Off Transactions qualify for non-recognition treatment. Rather, the opinion of tax counsel addressed the qualification.

The opinion of tax counsel is not binding on the IRS nor the courts, and there is no assurance that the IRS or a court will not take a contrary position. In addition, the opinion of tax counsel relied on certain representations and covenants delivered by us and Mondelēz International.

If the IRS ultimately determines that the Distribution and/or the Internal Spin-Off Transactions are taxable, we and Mondelēz International could incur significant U.S. federal income tax liabilities. Generally, taxes resulting from the failure of the Spin-Off to qualify for non-recognition treatment for U.S. federal income tax purposes would be imposed on Mondelēz International or Mondelēz International’s shareholders and, under the Tax Sharing and Indemnity Agreement we entered into in connection with the Spin-Off, Mondelēz International is generally obligated to indemnify us against such taxes. However, under the Tax Sharing and Indemnity Agreement, we could be required, under certain circumstances, to indemnify Mondelēz International and its affiliates against all tax-related liabilities caused by those failures, to the extent those liabilities result from an action we or our affiliates take or from any breach of our or our affiliates’ representations, covenants or obligations under the Tax Sharing and Indemnity Agreement, or any other agreement we entered into in connection with the Spin-Off.

If the Canadian aspects of the Internal Spin-Off Transactions were to fail to qualify for tax-deferred treatment for Canadian federal and provincial income tax purposes, then our and/or Mondelēz International’s Canadian subsidiaries could be subject to significant tax liability.

The Internal Spin-Off Transactions included steps to separate the assets and liabilities in Canada held in connection with Mondelēz International’s global snacks business from the assets and liabilities in Canada held in connection with our North American grocery business.

Our Canadian subsidiary received an advance income tax ruling from the Canada Revenue Agency (“CRA”) to the effect that, subject to the accuracy of and compliance with certain representations, assumptions, and covenants and based on the current provisions of the Canadian Tax Act, such separation is treated for purposes of the Canadian Tax Act as resulting in a “butterfly” reorganization with no material Canadian federal income tax payable by our Canadian subsidiary, Mondelēz International’s Canadian subsidiary or their respective shareholders.

Notwithstanding the receipt of the advance income tax ruling, the CRA could determine that the separation should be treated as a taxable transaction if it determines that any of the representations, assumptions, or covenants on which the advance income tax ruling is based are untrue or have been violated. If the CRA ultimately were to determine that the separation is taxable, our and/or Mondelēz International’s Canadian subsidiaries could incur significant Canadian federal and provincial income tax liabilities, and we are generally obligated to indemnify Mondelēz International and its affiliates against such Canadian federal and provincial income taxes under the Tax Sharing and Indemnity Agreement.

We have agreed to numerous restrictions to preserve the non-recognition treatment of the transactions, which may reduce our strategic and operating flexibility.

Even if the Distribution otherwise qualifies for non-recognition of gain or loss under Section 355 of the Code, it may be taxable to Mondelēz International, but not Mondelēz International’s shareholders, under Section 355(e) of the Code if 50% or more (by vote or value) of our common stock or Mondelēz International’s common stock is acquired as part of a plan or series of related transactions that include the Distribution. For this purpose, any acquisitions of our or Mondelēz International’s common stock within two years before or after the Distribution are presumed to be part of such a plan, although we or Mondelēz International may be able to rebut that presumption based on either applicable facts and circumstances or a “safe harbor” described in the tax regulations. As a consequence, we agreed in the Tax Sharing and Indemnity Agreement to covenants and indemnity obligations that address compliance with Section 355(e) of the Code. These covenants and indemnity obligations may limit our ability to pursue strategic transactions or engage in new business or other transactions that may maximize the value of our business, and might discourage or delay a strategic transaction that you may consider favorable.

Similarly, even if the Canadian aspects of the Internal Spin-Off Transactions otherwise qualify for tax-deferred treatment in Canada under the butterfly reorganization provisions of the Canadian Tax Act, this tax-deferred treatment may be lost upon the occurrence of certain events after the Spin-Off. These would include an acquisition of control of our Canadian subsidiary (which may occur upon an acquisition of control of us) that occurs as part of (or in some cases in contemplation of) a series of transactions or events that includes the butterfly reorganization. These post-butterfly transaction restrictions may limit our ability to pursue strategic transactions or engage in new business or other transactions that may maximize the value of our business, and might discourage or delay a strategic transaction that you may consider favorable.

We may be unable to achieve some or all of the benefits that we expect to achieve from the Spin-Off.

We believe that, as an independent, publicly traded company, we will be able to, among other matters, better focus our financial and operational resources on our specific business, growth profile, and strategic priorities, design and implement corporate strategies and policies targeted to our operational focus and strategic priorities, streamline our processes and infrastructure to focus on our core “center of the store” strengths, implement and maintain a capital structure designed to meet our specific needs, and more effectively respond to industry dynamics. However, we may be unable to achieve some or all of these benefits. For example, in order to position ourselves for the Spin-Off, we undertook a series of strategic, structural, and process realignment and restructuring actions within our operations, including significant cost-cutting initiatives, including the Restructuring Program (as defined below). These actions may not provide the cost benefits we currently expect, and could lead to disruption of our operations, loss of, or inability to recruit, key personnel needed to operate and grow our businesses, weakening of our internal standards, controls, or procedures, and impairment of our key customer and supplier relationships. If we fail to achieve some or all of the benefits that we expect to achieve as an independent company, or do not achieve them in the time we expect, our business, financial condition, and results of operations could be materially and adversely affected.

We have limited operating history as an independent, publicly traded company, and our historical financial information is not necessarily representative of the results we would have achieved as an independent, publicly traded company and may not be a reliable indicator of our future results.

Our historical financial statements do not necessarily reflect the results of operations, financial position, and cash flows we would have achieved as an independent, publicly traded company during the periods presented, or those that we will achieve in the future. This is primarily because of the following factors:

•

Prior to the Spin-Off, we operated as part of Mondelēz International’s broader corporate organization, rather than as an independent company. Mondelēz International performed various corporate functions for us, including information technology, research and development, finance, legal, insurance, compliance, and human resources activities. Our historical financial information reflects allocations of corporate expenses from Mondelēz International for these and similar functions. These allocations may not reflect the costs we will incur for similar services in the future as an independent company.

•	We entered into transactions with Mondelēz International that did not exist prior to the Spin-Off, including certain transition service agreements.
•

Our historical financial information does not reflect changes that we expect to experience in the future as a result of our separation from Mondelēz International, including changes in our cost structure, personnel needs, tax structure, financing, and business operations. As part of Mondelēz International, we enjoyed certain benefits from Mondelēz International’s operating diversity, size, purchasing power, and available capital for investments, and we no longer receive these benefits. As an independent entity, we may be unable to purchase goods, services and technologies, such as insurance and health care benefits and computer software licenses, on terms as favorable to us as those we obtained as part of Mondelēz International prior to the Spin-Off.

Following the Spin-Off, we are also responsible for the additional costs associated with being an independent, publicly traded company, including costs related to corporate governance, investor and public relations, and public reporting. Therefore, our historical financial statements may not be indicative of our future performance as an independent company.

Mondelēz International has a significant understanding of our business and may be uniquely positioned to compete against us following the Spin-Off.

Prior to the Spin-Off, we operated as part of Mondelēz International, and many of its officers, directors, and employees have participated in the development and execution of our corporate strategy and the management of our day-to-day operations. Mondelēz International has significant knowledge of our products, operations, strengths, weaknesses, and strategies. It is also one of the largest food and beverage companies in the world, with a strong presence in North America, and thus may be uniquely positioned to develop grocery products that compete against our products in North America. Though, following the Spin-Off, Mondelēz International generally does not have rights to use trademarks related to the North American grocery business in North America and is restricted from using certain shared patents and trade secrets in North America for a period of time and under certain circumstances, it is not restricted from developing products in the same product categories as our products and marketing these products under trademarks related to their global snacks business or under new trademarks. Because of Mondelēz International’s competitive insight into our operations, competition from Mondelēz International may adversely affect our product sales, financial condition, and results of operations.

We incurred substantial indebtedness in connection with the Spin-Off, and the degree to which we are leveraged may materially and adversely affect our business, financial condition, and results of operations.

We incurred substantial indebtedness in connection with the Spin-Off. As of December 29, 2012, we had total debt of approximately $10 billion. Our ability to make payments on and to refinance our indebtedness, including the debt retained or incurred pursuant to the Spin-Off as well as any future debt that we may incur, will depend on our ability to generate cash in the future from operations, financings, or asset sales. Our ability to generate cash is subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond our control. We may not generate sufficient funds to service our debt and meet our business needs, such as funding working capital or the expansion of our operations. If we are not able to repay or refinance our debt as it becomes due, we may be forced to take disadvantageous actions, including reducing spending on marketing, retail trade incentives, advertising and new product innovation, reducing financing in the future for working capital, capital expenditures and general corporate purposes, selling assets, or dedicating an unsustainable level of our cash flow from operations to the payment of principal and interest on our indebtedness. The lenders who hold our debt could also accelerate amounts due in the event that we default, which could potentially trigger a default or acceleration of the maturity of our other debt.

Our substantial indebtedness could also impair our ability to obtain additional financing for working capital, capital expenditures, or general corporate purposes, especially if the ratings assigned to our debt securities by rating organizations were revised downward. In addition, our substantial leverage could put us at a competitive disadvantage compared to our competitors that are less leveraged. These competitors could have greater financial flexibility to pursue strategic acquisitions and secure additional financing for their operations. Our ability to withstand competitive pressures and to react to changes in the food and beverage industry could be impaired, making us more vulnerable in the event of a general downturn in economic conditions, in our industry, or in our business.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

Our corporate headquarters are located in Northfield, Illinois. Our headquarters are leased and house our executive offices, certain U.S. business units, and our administrative, finance, and human resource functions. We maintain additional owned and leased offices and three technology centers in the United States and Canada.

We have 37 manufacturing and processing facilities in the United States and three in Canada. We own all 40 of these facilities. It is our practice to maintain all of our plants and properties in good condition, and we believe they are suitable and adequate for our present needs.

We also have 39 distribution centers in the United States and three in Canada. We own four and lease 38 of these distribution centers. These facilities are in good condition, and we believe they have sufficient capacity to meet our distribution needs in the near term.

Item 3.  Legal Proceedings.

We are routinely involved in legal proceedings, claims, and governmental inspections or investigations (“Legal Matters”) arising in the ordinary course of our business.

On March 1, 2011, the Starbucks Coffee Company (“Starbucks”) took control of the Starbucks packaged coffee business (“Starbucks CPG business”) in grocery stores and other channels. Starbucks did so without our authorization and in what we contend is a violation and breach of our license and supply agreement with Starbucks related to the Starbucks CPG business. The dispute is in arbitration in Chicago, Illinois. While we remain the named party in the proceeding, under the Separation and Distribution Agreement between Mondelēz International and us, we will direct any recovery we are awarded in the arbitration proceeding to Mondelēz International. Mondelēz International will reimburse us for any costs and expenses we incur in connection with the arbitration.

While we cannot predict with certainty the results of our dispute with Starbucks or any other Legal Matters in which we are currently involved or may in the future be involved, we do not expect that the ultimate costs to resolve any of the Legal Matters that are currently pending will have a material adverse effect on our financial results.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is listed on the NASDAQ Global Select Market (“NASDAQ”). At February 23, 2013, there were approximately 73,071 holders of record of our common stock.

Comparison of Cumulative Total Return

The following graph compares the cumulative total return on our common stock with the cumulative total return of the Standard & Poor’s 500 Index and the performance peer group index. This graph covers the period from September 17, 2012 (the first day our common stock began “when-issued” trading on the NASDAQ) through December 28, 2012 (the last trading day of our fiscal year). The graph shows total shareholder return assuming $100 was invested on September 17, 2012 and dividends were reinvested.

Date	Kraft Foods Group	S&P 500	Performance Peer Group
September 17, 2012	$100.00	$100.00	$100.00
September 28, 2012	98.97	98.65	101.87
December 28, 2012	99.59	96.64	101.55

The Kraft Foods Group performance peer group consists of the following companies considered our market competitors, or that have been selected on the basis of industry, level of management complexity, global focus or industry leadership: Archer Daniels Midland Company, Campbell Soup Company, ConAgra Foods, Inc., Dean Foods Company, General Mills, Inc., H.J. Heinz Company, The Hershey Company, Hormel Foods Corporation, Kellogg Company, McCormick and Co. Inc., Mead Johnson Nutrition Company, Mondelēz International, Inc., The J.M. Smucker Company, and Tyson Foods, Inc.

Information regarding our common stock high and low sales prices as reported on NASDAQ and dividends declared during the last two fiscal years is included in Note 17, Quarterly Financial Data (Unaudited), to the consolidated financial statements.

This performance graph and other information furnished under this Part II Item 5(a) of this Annual Report on Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended.

Issuer Purchases of Equity Securities during the Quarter ended December 29, 2012

There are currently no share repurchase programs authorized by our Board of Directors. The following activity represents shares tendered by individuals who used shares to exercise options or to pay the related taxes for grants of restricted stock, restricted stock units, and performance shares (as defined below) that vested. Accordingly, these are non-cash transactions.

	Total Number of Shares	Average Price Paid per Share
October 2012	11,621	$45.29
November 2012	3,056	44.66
December 2012	1,088	45.66

For the Quarter Ended December 29, 2012	15,765	45.19

Item 6.  Selected Financial Data.

Kraft Foods Group, Inc.

Selected Financial Data – Five Year Review

	December 29,	December 31,	December 31,	December 31,	December 31,
	2012	2011	2010	2009	2008
	(in millions of dollars, except per share data)
Year Ended:
Net revenues	$18,339	$18,655	$17,797	$17,278	$17,708
Earnings from continuing operations	1,642	1,775	1,890	1,896	1,406
Earnings and gain from discontinued operations, net of income taxes	–	–	1,644	218	1,209

Net earnings	$1,642	$1,775	$3,534	$2,114	$2,615
Earnings from continuing operations per share(1):
Basic	$2.77	$3.00	$3.20	$3.21	$2.38
Diluted	$2.75	$3.00	$3.20	$3.21	$2.38
Net cash provided by operating activities	$3,035	$2,664	$828	$3,017	$2,920
Capital expenditures	440	401	448	513	533
Depreciation	428	364	354	348	356

As of:
Total assets	23,329	21,539	21,598	22,189	22,052
Long-term debt	9,966	27	31	48	227
Total equity	3,572	16,588	17,037	17,511	17,296
Dividends declared per share	$0.50	$–	$–	$–	$–

(1)	On October 1, 2012, Mondelēz International distributed 592 million shares of Kraft Foods Group common stock to Mondelēz International’s shareholders. Basic and diluted earnings per common share and the average number of common shares outstanding were retrospectively restated for the years ended December 31, 2011, December 31, 2010, December 31, 2009, and December 31, 2008 for the number of Kraft Foods Group shares outstanding immediately following this transaction.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the other sections of this Annual Report on Form 10-K, including the consolidated financial statements and related notes contained in Item 8.

Description of the Company

We operate one of the largest consumer packaged food and beverage companies in North America. We manufacture and market refrigerated meals, refreshment beverages and coffee, cheese, and other grocery products, primarily in the United States and Canada. Our product categories span all major meal occasions, both at home and in foodservice locations.

Spin-Off Transaction

Prior to October 1, 2012, we were a wholly owned subsidiary of Mondelēz International. In connection with the Spin-Off, Mondelēz International undertook a series of transactions to separate net assets and entities. As a result of these transactions, Mondelēz International now holds the global snacks business, and we, Kraft Foods Group, now hold the North American grocery business.

To effect the Spin-Off, Mondelēz International distributed 592 million shares of Kraft Foods Group common stock to Mondelēz International’s shareholders on October 1, 2012. Holders of Mondelēz International common stock received one share of Kraft Foods Group common stock for every three shares of Mondelēz International common stock held on September 19, 2012. Mondelēz International structured the Distribution to be tax free to its U.S. shareholders for U.S. federal income tax purposes. As a result of the Spin-Off, we now operate as an independent, publicly traded company.

Discussion and Analysis

Items Affecting Comparability of Financial Results

Principles of Consolidation

Prior to the Spin-Off on October 1, 2012, our financial statements were prepared on a stand-alone basis and were derived from the consolidated financial statements and accounting records of Mondelēz International. Our financial statements included certain expenses of Mondelēz International which were allocated to us for certain functions. These allocations were not necessarily indicative of the actual expenses we would have incurred as an independent public company or of the costs we will incur in the future, and may differ substantially from the allocations we agreed to in the various separation agreements.

In December 2012, we changed our fiscal year end from December 31 to the last Saturday in December. Our 2012 fiscal year ended on December 29, 2012. For 2011 and 2010, our fiscal years ended on December 31 of that year.

See Critical Accounting Policies – Principles of Consolidation later in this section for further information about our allocations of expenses and change in fiscal year.

Debt

On May 18, 2012, we entered into a $3.0 billion five-year senior unsecured revolving credit facility in connection with the Spin-Off. The agreement expires on May 17, 2017. On June 4, 2012, we issued $6.0 billion of senior unsecured notes with a weighted average interest rate of 3.938% and transferred the net proceeds of $5.9 billion to Mondelēz International. In addition, Mondelēz International completed a debt exchange in which $3.6 billion of Mondelēz International debt was exchanged for our debt as part of our Spin-Off-related capitalization plan on July 18, 2012. No cash was generated from the exchange. On October 1, 2012, Mondelēz International also transferred approximately $0.4 billion of Mondelēz International 7.550% senior unsecured notes to us to complete the key elements of the debt migration plan in connection with the Spin-Off. At December 31, 2011, our total debt of $35 million consisted of capital leases.

Postemployment Benefit Plans

On October 1, 2012, Mondelēz International transferred to us certain postemployment benefit plan assets and liabilities associated with our active and retired and other former employees. Additionally, we assumed certain net benefit plan liabilities for most of the Mondelēz International retired and other former North American employees as of October 1, 2012. We assumed net benefit plan liabilities of $5.5 billion from Mondelēz International, which was in addition to the $0.1 billion of net benefit plan liabilities we had previously reported in our historical financial statements, for a total liability of $5.6 billion on October 1, 2012.

For more information, see Critical Accounting Policies – Postemployment Benefit Plans later in this section.

Restructuring Program

On October 29, 2012, our Board of Directors approved a $650 million restructuring program consisting of restructuring costs, implementation costs, and Spin-Off transition costs (“Restructuring Program”). The Restructuring Program is part of, and its costs are consistent with, a restructuring program previously announced by Mondelēz International prior to the Spin-Off. The primary objective of the Restructuring Program activities is to ensure that we are set up to operate efficiently and execute our business strategy as a stand-alone company. Approximately one-half of the total Restructuring Program costs are expected to result in cash expenditures. We have incurred $303 million of Restructuring Program costs, of which $170 million was incurred prior to the Spin-Off. Of the total Restructuring Program costs incurred to date, $153 million were cash expenditures in 2012, of which $32 million was incurred prior to the Spin-Off. We expect to incur up to $300 million of Restructuring Program costs in 2013. In addition to approving the Restructuring Program, our Board approved related capital expenditures of approximately $200 million. We expect to complete the program by the end of 2014. See Note 6, Restructuring Program, for additional information.

Starbucks CPG Business

On March 1, 2011, Starbucks took control of the Starbucks CPG business in grocery stores and other channels. Starbucks did so without our authorization and in what we contend is a violation and breach of our license and supply agreement with Starbucks related to the Starbucks CPG business. The dispute is in arbitration in Chicago, Illinois. While we remain the named party in the proceeding, under the Separation and Distribution Agreement between Mondelēz International and us, we will direct any recovery we are awarded in the arbitration proceeding to Mondelēz International. Mondelēz International will reimburse us for any costs and expenses we incur in connection with the arbitration.

Divestitures

Pizza Divestiture:

On March 1, 2010, we completed the sale of the assets of our North American frozen pizza business (“Frozen Pizza”) to Nestlé USA, Inc. (“Nestlé”) for $3.7 billion. Our Frozen Pizza business was a component of our Refrigerated Meals and International & Foodservice segments. The sale included the DiGiorno, Tombstone, and Jack’s brands in the U.S., the Delissio brand in Canada and the California Pizza Kitchen trademark license. It also included two Wisconsin manufacturing facilities (Medford and Little Chute) and the leases for the pizza depots and delivery trucks. Approximately 3,600 of our employees transferred with the business to Nestlé. Accordingly, the results of our Frozen Pizza business have been reflected as discontinued operations on the consolidated statement of earnings for 2010. As a result of the divestiture, we recorded a gain on discontinued operations of $1,596 million, net of taxes, in 2010.

Pursuant to our transition services agreement with Nestlé, we agreed to provide certain sales, co-manufacturing, distribution, information technology, accounting, and finance services to Nestlé for up to two years. As of December 31, 2011, these service agreements were substantially complete.

Provision for Income Taxes

Our effective tax rate was 33.1% in 2012, 38.3% in 2011, and 37.0% in 2010. Our 2012 effective tax rate included net tax benefits of $33 million from discrete one-time events, primarily from various U.S. federal, foreign, and state tax audit developments during the year.

Our 2011 effective tax rate included net tax costs of $52 million, primarily from various U.S. federal and U.S. state tax audit developments during the year as well as the revaluation of state deferred tax assets and liabilities resulting from state tax legislation enacted in 2011.

Our 2010 effective tax rate included net tax costs of $32 million, primarily due to a $79 million write-off of deferred tax assets as a result of the U.S. health care legislation enacted in March 2010, partially offset by the federal and state impacts from the favorable resolution of a federal tax audit.

Consolidated Results of Operations

The following discussion compares our consolidated results of operations for 2012 with 2011 and for 2011 with 2010.

Summary of Results and Other Significant Highlights

•	Net revenues decreased 1.7% to $18.3 billion in 2012 and increased 4.8% to $18.7 billion in 2011.

•

Organic Net Revenues, a non-GAAP financial measure we use to evaluate our underlying results (see our reconciliation with net revenues and a discussion of our Non-GAAP Financial Measures later in this section), remained essentially flat in 2012 at $18.2 billion. Organic Net Revenues increased 5.7% to $18.1 billion in 2011 compared to 2010.

•

Diluted earnings per share (“EPS”) decreased 8.3% to $2.75 in 2012 as compared to $3.00 from the prior year. Diluted EPS and the average number of common shares outstanding as of December 31, 2011 were retrospectively restated for the number of Kraft Foods Group shares outstanding immediately following the Spin-Off.

•

Our total debt increased approximately $9.9 billion in 2012 compared to 2011 due to a $6.0 billion debt issuance, $3.6 billion debt exchange with Mondelēz International debt and the transfer of $0.4 billion of debt from Mondelēz International to us in connection with the Spin-Off, partially offset by capital lease payments.

•

Our pension, postretirement and other postemployment (collectively “postemployment”) net benefit obligations increased $5.6 billion as of December 29, 2012 compared to the prior year due primarily to the transfer of $5.5 billion of net postemployment benefit obligations from Mondelēz International on October 1, 2012 in connection with the Spin-Off.

2012 compared with 2011

	For the Years Ended
	December 29,	December 31,
	2012	2011	$ change	% change
	(in millions, except per share data)

Net revenues	$18,339	$18,655	$(316)	(1.7%	)

Operating income	$2,670	$2,828	$(158)	(5.6%	)

Net earnings	$1,642	$1,775	$(133)	(7.5%	)

Diluted EPS	$2.75	$3.00	$(0.25)	(8.3%	)

Net Revenues – Net revenues decreased $316 million (1.7%) to $18,339 million in 2012, and Organic Net Revenues(1) increased $9 million (0.1%) to $18,247 million as follows:

	For the Years Ended
	December 29,	December 31,
	2012	2011	$ Change	% Change
	(in millions)
Net revenues	$18,339	$18,655	$(316)	(1.7)%
Impact of divestitures	–	(91)	91	0.5pp
Impact of the 53rd week of shipments in 2011	–	(226)	226	1.3pp
Impact of foreign currency	22	–	22	0.1pp
Sales to Mondelēz International	(114)	(100)	(14)	(0.1)pp

Organic Net Revenues (1)	$18,247	$18,238	$9	0.1%

Volume/mix			$(508)	(2.7)pp
Net pricing			$517	2.8pp

(1)	“Organic Net Revenues” is a non-GAAP financial measure. Please see the Non-GAAP Financial Measures section at the end of this item.

Organic Net Revenues increased slightly as the impact of higher net pricing was generally offset by unfavorable volume/mix. Higher net pricing, including the impact of pricing from prior periods, was realized across all reportable business segments as we increased pricing to offset higher commodity costs. Unfavorable volume/mix reflected lower shipments (including a detriment of approximately 0.9 pp due to product pruning and 0.7 pp due to customer trade inventory reductions). Sales to Mondelēz International increased net revenues by $14 million while unfavorable foreign currency lowered net revenues by $22 million, due to the strength of the U.S. dollar versus the Canadian dollar. In 2011, net revenues included a 53rd week of shipments that added $226 million to net revenues and $91 million related to the impact of divestitures (including for reporting purposes the Starbucks CPG business).

Operating Income - Operating income decreased $158 million (5.6%) to $2,670 million in 2012, due to the following:

	Operating
	Income	Change
	(in millions)	(percentage point)

Operating Income for the Year Ended December 31, 2011	$2,828
Higher net pricing	517	18.4pp
Higher product costs	(42)	(1.5)pp
Unfavorable volume/mix	(220)	(7.8)pp
Lower selling, general and administrative expenses	51	1.8pp
Unfavorable foreign currency	(5)	(0.2)pp
Impact of the 53rd week of shipments in 2011	(62)	(2.4)pp
Restructuring Program costs	(303)	(10.3)pp
Change in market-based impacts to postemployment benefit plans	(153)	(5.5)pp
Change in unrealized gains/losses on hedging activities	77	2.7pp
Decreased operating income from divestitures	(20)	(0.8)pp
Other, net	2	–

Operating Income for the Year Ended December 29, 2012	$2,670	(5.6)%

Higher net pricing outpaced increased product costs during 2012. The increase in product costs was due to higher commodity costs, partially offset by lower manufacturing costs (driven by net productivity). Unfavorable volume/mix was reported in all segments, reflecting product pruning, customer trade inventory reductions, and the impact of higher pricing. Despite an increase in advertising expense, total selling, general and administrative expenses decreased $51 million in 2012 from 2011 excluding Restructuring Program costs and the impacts of foreign currency, divestitures, and the 53rd week of shipments in 2011. Unfavorable foreign currency decreased operating income by $5 million, due to the strength of the U.S. dollar versus the Canadian dollar. The 53rd week of shipments in 2011 had an unfavorable year-over-year impact of $62 million. We recorded Restructuring Program costs of $303 million in 2012, consisting of restructuring charges of $141 million, implementation costs of $131 million, and Spin-Off transition costs of $31 million. The change in market-based impacts to postemployment benefit plans decreased operating income by $153 million, as we recorded a mark-to-market expense of $223 million in 2012 (which consists of a $594 million impact from changes in actuarial assumptions, partially offset by $371 million of gains on pension assets), versus a mark-to-market expense of $70 million in 2011. The change in unrealized gains/losses on hedging activities increased operating income by $77 million, as we recognized gains of $13 million in 2012, versus losses of $64 million in 2011. The impact of divestitures (primarily the Starbucks CPG business cessation) decreased operating income by $20 million.

Net Earnings and Diluted EPS – Net earnings of $1,642 million decreased by $133 million (7.5%) in 2012. Diluted EPS were $2.75 in 2012, down 8.3% from $3.00 in 2011, due to the following:

Diluted EPS

Diluted EPS for the Year Ended December 31, 2011	$3.00
Increases in operations	0.33
Impact of the 53rd week of shipments in 2011	(0.07)
Restructuring Program costs	(0.32)
Change in market-based impacts to postemployment benefit plans	(0.15)
Change in unrealized gains/losses from hedging activities	0.08
Impact of divestitures	(0.02)
Royalty income from Mondelēz International	(0.01)
Higher interest and other expense, net	(0.27)
Changes in taxes	0.21
Shares outstanding	(0.03)

Diluted EPS for the Year Ended December 29, 2012	$2.75

The increase in interest and other expense, net was due to the $6.0 billion debt issuance in June 2012, the $3.6 billion debt exchange in July 2012, and the $0.4 billion transfer of debt from Mondelēz International in October 2012.

Diluted EPS for the year ended December 29, 2012 decreased $0.03 per share due to the dilutive impact of stock-based awards outstanding. Diluted EPS for the year ended December 31, 2011 did not include the impact of these awards as they were not outstanding prior to the Spin-Off.

The market-based impacts to postemployment benefit plans reflect our new strategy to follow a mark-to-market accounting policy for our postemployment benefit obligations. For a description of this accounting policy change, see Critical Accounting Policies – Postemployment Benefit Plans later in this section.

2011 compared with 2010

	For the Years Ended
	December 31,	December 31,
	2011	2010	$ change	% change
	(in millions, except per share data)

Net revenues	$18,655	$17,797	$858	4.8%

Operating income	2,828	2,965	(137)	(4.6%	)

Earnings from continuing operations	1,775	1,890	(115)	(6.1%	)

Net earnings	1,775	3,534	(1,759)	(49.8%	)

Diluted EPS from continuing operations	3.00	3.20	(0.20)	(6.0%	)

Diluted EPS	3.00	5.98	(2.98)	(49.8%	)

Net Revenues – Net revenues increased $858 million (4.8%) to $18,655 million in 2011, and Organic Net Revenues (1) increased $976 million (5.7%) to $18,147 million as follows:

	For the Years Ended
	December 31,	December 31,
	2011	2010	$ Change	% Change
	(in millions)
Net revenues	$18,655	$17,797	$858	4.8%
Impact of divestitures	(91)	(547)	456	2.8pp
Impact of the 53rd week of shipments in 2011	(226)	–	(226)	(1.3)pp
Impact of foreign currency	(91)	–	(91)	(0.5)pp
Sales to Mondelēz International	(100)	(79)	(21)	(0.1)pp

Organic Net Revenues (1)	$18,147	$17,171	$976	5.7%

Volume/mix			$(140)	(0.8)pp
Net pricing			$1,116	6.5pp

(1)	Please see the Non-GAAP Financial Measures section at the end of this item.

Organic Net Revenue grew across all segments, driven by higher net pricing, partially offset by unfavorable volume/mix. Higher net pricing was reflected in all segments as we increased pricing to offset higher commodity costs. Unfavorable volume/mix was driven by lower shipments in the Grocery, Cheese, Refrigerated Meals, and International & Foodservice segments, partially offset by higher shipments in the Beverages segment and favorable mix in the International & Foodservice segment. Divestitures (primarily the Starbucks CPG business and the Frozen Pizza business) had an unfavorable impact of $456 million on net revenues. The 53rd week of shipments in 2011 increased net revenues by $226 million. Favorable foreign currency increased net revenues by $91 million, due to the strength of the Canadian dollar relative to the U.S. dollar, and net revenues rose $21 million from higher sales to Mondelēz International.

Operating Income – Operating income decreased $137 million (4.6%) to $2,828 million in 2011, due to the following:

	Operating
	Income	Change
	(in millions)	(percentage point)

Operating Income for the Year Ended December 31, 2010	$2,965
Higher net pricing	1,116	40.0pp
Higher product costs	(1,013)	(36.4)pp
Unfavorable volume/mix	(66)	(2.3)pp
Lower selling, general and administrative expenses	68	2.5pp
Favorable foreign currency	16	0.6pp
Impact of the 53rd week of shipments in 2011	62	2.2pp
Change in market-based impacts to postemployment benefit plans	(67)	(2.3)pp
Change in unrealized gains/losses on hedging activities	(92)	(3.3)pp
Impact of divestitures	(162)	(5.6)pp
Other, net	1	–

Operating Income for the Year Ended December 31, 2011	$2,828	(4.6)%

Higher pricing outpaced increased product costs during 2011. The increase in product costs was driven by significantly higher commodity costs, partially offset by lower manufacturing costs as a result of net productivity savings. Unfavorable volume/mix was driven by the Grocery, Cheese, and Refrigerated Meals segments. Selling, general and administrative expenses decreased $68 million from 2010 excluding the impacts of foreign currency, divestitures, and the 53rd week of shipments in 2011. Favorable foreign currency increased operating income by $16 million driven by the strength of the Canadian dollar versus the U.S. dollar. The 53rd week of shipments in 2011 added $62 million in operating income. The change in market-based impacts to postemployment benefit plans decreased operating income by $67 million, as we recorded a mark-to-market expense of $70 million in 2011, versus a mark-to-market expense of $3 million in 2010. The change in unrealized gains/losses on hedging activities decreased operating income by $92 million, as we recognized losses of $64 million in 2011, versus gains of $28 million in 2010. The impact of divestitures (including primarily the Starbucks CPG business cessation and income from a transition services agreement related to the Frozen Pizza business) decreased operating income $162 million.

Net Earnings and Diluted EPS – Net earnings of $1,775 million decreased by $1,759 million (49.8%) in 2011. Diluted EPS from continuing operations were $3.00 in 2011, down 6.0% from $3.20 in 2010. Diluted EPS were $3.00 in 2011, down 49.8% from $5.98 in 2010, due to the following:

Diluted EPS
Diluted EPS for the Year Ended December 31, 2010	$5.98
Discontinued operations	2.78

Diluted EPS from Continuing Operations for the Year Ended December 31, 2010	3.20
Increases in operations	0.14
Change in foreign currency	0.02
Impact of the 53rd week of shipments in 2011	0.07
Market-based impacts to postemployment benefit plans	(0.08)
Change in unrealized gains/losses on hedging activities	(0.10)
Impact of divestitures	(0.20)
Royalty income from Mondelēz International	0.01
Changes in taxes	(0.06)

Diluted EPS for the Year Ended December 31, 2011	$3.00

The market-based impacts to postemployment benefit plans reflect our new strategy to follow a mark-to-market accounting policy for our postemployment benefit obligations.

Results of Operations by Reportable Segment

Our reportable segments are Beverages, Cheese, Refrigerated Meals, Grocery, and International & Foodservice.

The following discussion compares our results of operations for each of our reportable segments for 2012 with 2011, and for 2011 with 2010.

	For the Years Ended
	December 29,	December 31,	December 31,
	2012	2011	2010
	(in millions)

Net revenues:
Beverages	$2,734	$3,006	$3,212
Cheese	3,845	3,810	3,528
Refrigerated Meals	3,296	3,328	3,131
Grocery	4,551	4,556	4,313
International & Foodservice	3,913	3,955	3,613

Net revenues	$18,339	$18,655	$17,797

	For the Years Ended
	December 29,	December 31,	December 31,
	2012	2011	2010
	(in millions)
Operating income:
Beverages	$260	$450	$564
Cheese	618	629	598
Refrigerated Meals	379	319	268
Grocery	1,304	1,316	1,246
International & Foodservice	481	484	476
Unrealized gains / (losses) on hedging activities	13	(64)	28
Certain postemployment benefit plan costs	(305)	(240)	(130)
General corporate expenses	(80)	(66)	(85)

Operating income	$2,670	$2,828	$2,965

As discussed in Note 16, Segment Reporting, to the consolidated financial statements, management uses segment operating income to evaluate segment performance and allocate resources. We believe it is appropriate to disclose this measure to help investors analyze segment performance and trends. Segment operating income excludes unrealized gains and losses on hedging activities (which are a component of cost of sales), certain components of our postemployment benefit plans (which are a component of cost of sales and selling, general and administrative expenses), and general corporate expenses (which are a component of selling, general and administrative expenses) for all periods presented. We exclude the unrealized gains and losses on hedging activities from segment operating income in order to provide better transparency of our segment operating results. Once realized, we record the gains and losses on hedging activities within segment operating results. We exclude certain components of our postemployment benefit plans from segment operating income because we centrally manage postemployment benefit plan funding decisions and the determination of discount rate, expected rate of return on plan assets, and other actuarial assumptions. We also manage market-based impacts to these benefit plans centrally. Therefore, we allocate only the service cost component of our pension plan expense to segment operating income. Furthermore, we centrally manage interest and other expense, net. Accordingly, we do not present these items by segment because they are excluded from the segment profitability measure that management reviews.

Comparing 2012 to 2011, net changes in unrealized gains / (losses) on hedging activities were favorable, as we had gains on commodity hedging activity of $13 million in 2012, compared to losses on commodity hedging activity of $64 million in 2011.

In connection with our Restructuring Program, we recorded restructuring charges of $141 million, implementation costs of $131 million, and Spin-Off transition costs of $31 million in 2012. We recorded the restructuring charges in operations, as asset impairment and exit costs, and recorded the implementation and transition costs in operations, as a part of cost of sales and selling, general and administrative expenses. The breakdown of these costs by segment is shown in Note 6, Restructuring Program, to the consolidated financial statements.

Included within our segment results are sales to Mondelēz International, which totaled $114 million in 2012, $100 million in 2011, and $79 million in 2010.

Beverages

	For the Years Ended
	December 29, 2012	December 31, 2011	$ change	% change
	(in millions)

Net revenues	$2,734	$3,006	$(272)	(9.0%)
Organic Net Revenues(1)	2,734	2,882	(148)	(5.1%)
Segment operating income	260	450	(190)	(42.2%)

	For the Years Ended
	December 31, 2011	December 31, 2010	$ change	% change
	(in millions)

Net revenues	$3,006	$3,212	$(206)	(6.4%)
Organic Net Revenues(1)	2,882	2,700	182	6.7%
Segment operating income	450	564	(114)	(20.2%)

(1)	Please see the Non-GAAP Financial Measures section at the end of this item.

2012 compared with 2011:

Net revenues decreased $272 million (9.0%) which includes the impacts of the Starbucks CPG business cessation (2.7 pp) and of the 53rd week of shipments in 2011 (1.2 pp). Organic Net Revenues decreased $148 million (5.1%), due to unfavorable volume/mix (5.5 pp, including a detriment of approximately 3.3 pp due to customer trade inventory reductions), partially offset by higher net pricing (0.4 pp). Unfavorable volume/mix was driven by lower shipments of ready-to-drink beverages, powdered beverages, and coffee, partially offset by favorable volume/mix from liquid concentrates. Higher net pricing was due primarily to higher commodity cost-driven pricing.

Segment operating income decreased $190 million (42.2%), due primarily to costs incurred for the Restructuring Program, unfavorable volume/mix, increased commodity costs, higher advertising and consumer spending, the impact of divestitures, and the impact of the 53rd week of shipments in 2011. This was partially offset by lower other selling, general and administrative expenses, higher net pricing, and lower manufacturing costs (driven by net productivity).

2011 compared with 2010:

Net revenues decreased $206 million (6.4%) which includes the impact of the Starbucks CPG business cessation (14.5 pp), partially offset by the impact of the 53rd week of shipments in 2011 (1.4 pp). Organic Net Revenues increased $182 million (6.7%) due to higher net pricing (6.2 pp) and favorable volume/mix (0.5 pp). Higher net pricing was due primarily to commodity cost-driven pricing in coffee. Favorable volume/mix was driven by higher shipments in ready-to-drink beverages in advance of an announced 2012 list price increase and the introduction of liquid concentrates, partially offset by lower shipments of coffee.

Segment operating income decreased $114 million (20.2%), due primarily to increased commodity costs and the impact of the Starbucks CPG business cessation, partially offset by higher net pricing, lower manufacturing costs, favorable volume/mix, the impact of the 53rd week of shipments in 2011, and lower advertising and consumer spending.

Cheese

	For the Years Ended
	December 29, 2012	December 31, 2011	$ change	% change
	(in millions)

Net revenues	$3,845	$3,810	$35	0.9%
Organic Net Revenues(1)	3,833	3,764	69	1.8%
Segment operating income	618	629	(11)	(1.7%)

	For the Years Ended
	December 31, 2011	December 31, 2010	$ change	% change
	(in millions)

Net revenues	$3,810	$3,528	$282	8.0%
Organic Net Revenues(1)	3,764	3,514	250	7.1%
Segment operating income	629	598	31	5.2%

(1)	Please see the Non-GAAP Financial Measures section at the end of this item.

2012 compared with 2011:

Net revenues increased $35 million (0.9%) which includes the impact of higher sales to Mondelēz International (0.4 pp), offset by the impact of the 53rd week of shipments in 2011 (1.3 pp). Organic Net Revenues increased $69 million (1.8%), driven by higher net pricing (2.2 pp) partially offset by unfavorable volume/mix (0.4 pp, including a detriment of approximately 1.2 pp due to product pruning). Higher net pricing was realized in the specialty, grated, recipe, and natural cheese categories. Unfavorable volume/mix was due primarily to product pruning and lower shipments of grated cheese, partially offset by favorable volume/mix in natural cheese driven by higher shipments.

Segment operating income decreased $11 million (1.7%), due primarily to costs incurred for the Restructuring Program, higher advertising and consumer spending, and the impact of the 53rd week of shipments in 2011, partially offset by higher net pricing, lower manufacturing costs (driven by net productivity), lower other selling, general and administrative expenses, and lower commodity costs.

2011 compared with 2010:

Net revenues increased $282 million (8.0%) which includes the impact of the 53rd week of shipments in 2011 (1.3 pp), partially offset by the impact of divestitures (0.4 pp). Organic Net Revenues increased $250 million (7.1%) driven by higher net pricing (8.4 pp), partially offset by unfavorable volume/mix (1.3 pp). Higher net pricing, across most major cheese categories, was due to commodity cost-driven pricing. Unfavorable volume/mix was driven primarily by lower shipments in sandwich, cream cheese, and recipe cheese categories, partially offset by higher shipments in cultured, natural cheese, and grated cheese categories.

Segment operating income increased $31 million (5.2%), due primarily to higher net pricing, lower other selling, general and administrative expenses (including a termination fee received due to the restructuring of a service contract), lower manufacturing costs, the impact of the 53rd week of shipments in 2011, and the 2010 loss on a divestiture, partially offset by higher commodity costs (primarily higher dairy costs), unfavorable volume/mix, and higher advertising and consumer spending.

Refrigerated Meals

	For the Years Ended
	December 29, 2012	December 31, 2011	$ change	% change
	(in millions)

Net revenues	$3,296	$3,328	$(32)	(1.0%)
Organic Net Revenues(1)	3,296	3,285	11	0.3%
Segment operating income	379	319	60	18.8%
	For the Years Ended
	December 31, 2011	December 31, 2010	$ change	% change
	(in millions)

Net revenues	$3,328	$3,131	$197	6.3%
Organic Net Revenues(1)	3,285	3,131	154	4.9%
Segment operating income	319	268	51	19.0%

(1)	Please see the Non-GAAP Financial Measures section at the end of this item.

2012 compared with 2011:

Net revenues decreased $32 million (1.0%) which includes the impact of the 53rd week of shipments in 2011 (1.3 pp). Organic Net Revenues increased $11 million (0.3%) due to higher net pricing (1.6 pp), partially offset by unfavorable volume/mix (1.3 pp, including a detriment of approximately 0.7 pp due to product pruning). Unfavorable volume/mix was driven primarily by pruning of certain meat products and lower shipments in hot dogs, partially offset by favorable mix in cold cuts. Higher net pricing was due to commodity cost-driven pricing primarily related to lunch combinations and hot dogs.

Segment operating income increased $60 million (18.8%), driven primarily by higher net pricing, lower other selling, general and administrative expenses, and lower manufacturing costs (driven by net productivity), partially offset by costs incurred for the Restructuring Program, increased commodity costs, higher advertising and consumer spending, the impact of the 53rd week of shipments in 2011, and unfavorable volume/mix.

2011 compared with 2010:

Net revenues increased $197 million (6.3%) which includes the impact of the 53rd week of shipments in 2011 (1.4pp). Organic Net Revenues increased $154 million (4.9%) due to higher net pricing (6.7 pp), partially offset by unfavorable volume/mix (1.8 pp). Higher net pricing was driven by bacon, cold cuts, hot dogs, and lunch combinations. Unfavorable volume/mix was due primarily to lower shipments in bacon and hot dogs, partially offset by higher shipments in cold cuts and lunch combinations.

Segment operating income increased $51 million (19.0%), due primarily to higher net pricing, lower other selling, general and administrative expenses, lower manufacturing costs, and the impact of the 53rd week of shipments in 2011, partially offset by higher commodity costs, the impact of divestitures (lower income from a transition services agreement related to the Frozen Pizza business), unfavorable volume/mix, and higher advertising and consumer spending.

Grocery

	For the Years Ended
	December 29, 2012	December 31, 2011	$ change	% change
	(in millions)

Net revenues	$4,551	$4,556	$(5)	(0.1%)
Organic Net Revenues(1)	4,548	4,501	47	1.0%
Segment operating income	1,304	1,316	(12)	(0.9%)

	For the Years Ended
	December 31, 2011	December 31, 2010	$ change	% change
	(in millions)

Net revenues	$4,556	$4,313	$243	5.6%
Organic Net Revenues(1)	4,501	4,313	188	4.4%
Segment operating income	1,316	1,246	70	5.6%

(1)	Please see the Non-GAAP Financial Measures section at the end of this item.

2012 compared with 2011:

Net revenues decreased $5 million (0.1%) which includes the impact of the 53rd week of shipments in 2011 (1.2 pp). Organic Net Revenues increased $47 million (1.0%) driven by higher net pricing (4.9 pp) partially offset by unfavorable volume/mix (3.9 pp, including a detriment of approximately 0.4 pp due to product pruning and 0.4 pp due to customer trade inventory reductions). Unfavorable volume/mix in the snack nuts, ready-to-eat desserts, pourable and spoonable dressings, and barbecue sauce categories was driven by lower shipments, partially offset by higher shipments in dinners. Higher net pricing was driven by higher commodity cost-driven pricing actions in snack nuts, macaroni and cheese dinners, and pourable and spoonable dressings.

Segment operating income decreased $12 million (0.9%), due primarily to increased commodity costs, unfavorable volume/mix, costs incurred for the Restructuring Program, and the impact of the 53rd week of shipments in 2011, partially offset by higher net pricing, lower manufacturing costs (driven by net productivity), lower other selling, general and administrative expenses, and lower advertising and consumer spending.

2011 compared with 2010:

Net revenues increased $243 million (5.6%) which includes the impact of the 53rd week of shipments in 2011 (1.2 pp). Organic Net Revenues increased $188 million (4.4%) due to higher net pricing (7.9 pp) , partially offset by unfavorable volume/mix (3.5 pp). Higher net pricing was reflected across most grocery categories including snack nuts, spoonable dressings, macaroni and cheese dinners, dry packaged desserts, and ready-to-eat desserts. Unfavorable volume/mix was driven by lower shipments, primarily spoonable dressings, snack nuts, ready-to-eat desserts, barbecue sauces, dessert toppings, and dry packaged desserts, partially offset by new products in the dinners category and the introduction of peanut butter.

Segment operating income increased $70 million (5.6%), driven primarily by higher net pricing, the impact of the 53rd week of shipments in 2011, lower other selling, general and administrative expenses, and lower advertising and consumer spending, partially offset by higher commodity costs, unfavorable volume/mix, and higher manufacturing costs.

International & Foodservice

	For the Years Ended
	December 29, 2012	December 31, 2011	$ change	% change
	(in millions)

Net revenues	$3,913	$3,955	$(42)	(1.1%)
Organic Net Revenues(1)	3,836	3,806	30	0.8%
Segment operating income	481	484	(3)	(0.6%)

	For the Years Ended
	December 31, 2011	December 31, 2010	$ change	% change
	(in millions)

Net revenues	$3,955	$3,613	$342	9.5%
Organic Net Revenues(1)	3,715	3,513	202	5.8%
Segment operating income	484	476	8	1.7%

(1)	Please see the Non-GAAP Financial Measures section at the end of this item.

2012 compared with 2011:

Net revenues decreased $42 million (1.1%) which includes the impact of the 53rd week of shipments in 2011 (1.2 pp) and unfavorable foreign currency (0.5 pp). Organic Net Revenues increased $30 million (0.8%) due to higher net pricing (3.8 pp) partially offset by unfavorable volume/mix (3.0 pp, including a detriment of approximately 2.4 pp due to product pruning). In Canada, net revenues increased, driven primarily by higher net pricing, partially offset by the impact of the 53rd week of shipments in 2011 and unfavorable foreign currency. In Foodservice, net revenues decreased, due primarily to unfavorable volume/mix, the impact of the 53rd week of shipments in 2011, and unfavorable foreign currency, partially offset by higher net pricing. In our Export business, net revenues increased, driven by higher net pricing, partially offset by unfavorable volume/mix and lower sales to Mondelēz International.

Segment operating income decreased $3 million (0.6%), due primarily to unfavorable volume/mix, costs incurred for the Restructuring Program, increased commodity costs, higher advertising and consumer spending, higher manufacturing costs, and the impact of the 53rd week of shipments in 2011, partially offset by higher net pricing.

2011 compared with 2010:

Net revenues increased $342 million (9.5%) which includes favorable foreign currency (2.5 pp), the impact of the 53rd week of shipments in 2011 (1.3 pp), and higher sales to Mondelēz International (0.4 pp), partially offset by the impact of divestitures (0.5 pp). Organic Net Revenues increased $202 million (5.8%) due to favorable volume/mix (2.9 pp) and higher net pricing (2.9 pp). In Canada, net revenues increased, driven primarily by higher net pricing, favorable foreign currency, the impact of the 53rd week of shipments in 2011, and favorable volume/mix, partially offset by the impact of divestitures. In Foodservice, net revenues increased, driven primarily by higher net pricing, favorable volume/mix, the impact of the 53rd week of shipments in 2011, and favorable foreign currency, partially offset by the impact of divestitures. In our Export business, net revenues increased, driven by favorable volume/mix and higher sales to Mondelēz International, partially offset by lower pricing.

Segment operating income increased $8 million (1.7%), driven primarily by higher net pricing, favorable volume/mix, lower manufacturing costs, favorable foreign currency, and the impact of the 53rd week of shipments in 2011, partially offset by higher commodity costs and higher other selling, general and administrative expenses.

Critical Accounting Policies

Note 1, Summary of Significant Accounting Policies, to the consolidated financial statements includes a summary of the significant accounting policies we used to prepare our consolidated financial statements. We have discussed the selection and disclosure of our critical accounting policies and estimates with our Audit Committee. The following is a review of the more significant assumptions and estimates, as well as the accounting policies we used to prepare our consolidated financial statements.

Principles of Consolidation:

The consolidated financial statements include Kraft Foods Group, as well as our wholly owned and majority owned subsidiaries. All intercompany transactions are eliminated.

Prior to the Spin-Off on October 1, 2012, our financial statements were prepared on a stand-alone basis and were derived from the consolidated financial statements and accounting records of Mondelēz International. Our financial statements included certain expenses of Mondelēz International which were allocated to us for certain functions, including general corporate expenses related to finance, legal, information technology, human resources, compliance, shared services, insurance, employee benefits and incentives, and stock-based compensation. These expenses were allocated in our historical results of operations on the basis of direct usage when identifiable, with the remainder allocated on the basis of revenue, operating income, or headcount. We considered the expense allocation methodology and results to be reasonable for all periods presented. However, these allocations were not necessarily indicative of the actual expenses we would have incurred as an independent public company or of the costs we will incur in the future, and may differ substantially from the allocations we agreed to in the various separation agreements.

Prior to the Spin-Off, our period-end date was the last day of the calendar year. However, for reporting purposes, we have changed our period-end date to the last Saturday of the fiscal year, which aligns with the financial close dates of our operating segments. As the effect to prior period results was not material, we have not revised prior period results. Because our operating segments reported results on the last Saturday of the year and December 31, 2011 fell on a Saturday, our 2011 results included an extra week (“53rd week”) of operating results than in 2012 or 2010 which had 52 weeks.

Long-Lived Assets:

We review long-lived assets for impairment when conditions exist that indicate the carrying amount of the assets may not be fully recoverable. We perform undiscounted operating cash flow analyses to determine if an impairment exists. When testing for impairment of assets held for use, we group assets and liabilities at the lowest level for which cash flows are separately identifiable. If we determine an impairment exists, we calculate the loss based on estimated fair value. Impairment losses on assets to be disposed of, if any, are based on the estimated proceeds to be received, less costs of disposal.

Goodwill and Intangible Assets:

We test goodwill and non-amortizable intangible assets for impairment at least once a year in the fourth quarter. The first step compares the reporting unit’s estimated fair value with its carrying value. We estimate a reporting unit’s fair value using planned growth rates, market-based discount rates, estimates of residual value, and estimates of market multiples. Estimating the fair value of individual reporting units requires us to make assumptions and estimates regarding our future plans, industry, and economic conditions and our actual results and conditions may differ over time. If the carrying value of a reporting unit’s net assets exceeds its fair value, the second step is applied to measure the difference between the carrying value and implied fair value of goodwill. If the carrying value of goodwill exceeds its implied fair value, the goodwill is considered impaired and reduced to its implied fair value. We test non-amortizable intangible assets for impairment by comparing the fair value of each intangible asset with its carrying value. We determine fair value of non-amortizable intangible assets using planned growth rates, market-based discount rates, and estimates of royalty rates. If the carrying value exceeds fair value, the intangible asset is considered impaired and is reduced to fair value.

Insurance and Self-Insurance:

We use a combination of insurance and self-insurance for a number of risks, including workers’ compensation, general liability, automobile liability, product liability, and our obligation for employee health care benefits. Liabilities associated with the risks are estimated by considering historical claims experience and other actuarial assumptions.

Revenue Recognition:

We recognize revenues when title and risk of loss pass to customers, which generally occurs upon shipment or delivery of goods. Revenues are recorded net of consumer incentives and trade promotions and include all shipping and handling charges billed to customers. Provisions for product returns and customer allowances are also recorded as reductions to revenues within the same period that the revenue is recognized. Shipping and handling costs of $1.0 million in 2012 and 2011 and $0.9 million in 2010, related to product returns, are included in cost of sales.

Marketing and Research and Development:

We promote our products with advertising, consumer incentives, and trade promotions. These programs include, but are not limited to, discounts, coupons, rebates, in-store display incentives, and volume-based incentives. Consumer incentive and trade promotion activities are recorded as a reduction to revenues based on amounts estimated as being due to customers and consumers at the end of a period. We base these estimates principally on historical utilization and redemption rates. For interim reporting purposes, advertising and consumer incentive expenses are charged to operations as a percentage of volume, based on estimated volume and related expense for the full year. We do not defer costs on our year-end consolidated balance sheet and all marketing costs are recorded as an expense in the year incurred. Advertising expense was $640 million in 2012, $535 million in 2011, and $540 million in 2010. We expense costs as incurred for product research and development. Research and development expense was $178 million in 2012, $198 million in 2011, and $185 million in 2010. We record marketing and research and development expenses within selling, general and administrative expenses.

Environmental Costs:

We are subject to laws and regulations relating to the protection of the environment. We accrue for environmental remediation obligations on an undiscounted basis when amounts are probable and can be reasonably estimated. The accruals are adjusted as new information develops or circumstances change. Recoveries of environmental remediation costs from third parties are recorded as assets when recovery of those costs is deemed probable. At December 29, 2012, our subsidiaries were involved in 63 active actions in the U.S. under Superfund legislation (and other similar actions and legislation) related to current operations and certain former or divested operations for which we retain liability. We are subject to applicable multi-national, national, and local environmental laws and regulations in the countries in which we do business. We have specific programs across our business units designed to meet applicable environmental compliance requirements.

As of December 29, 2012, we had accrued an amount we deemed appropriate for environmental remediation. This amount was insignificant to our balance sheet. Based on information currently available, we believe that the ultimate resolution of existing environmental remediation actions and our compliance in general with environmental laws and regulations will not have a material effect on our financial condition. However, we cannot quantify with certainty the potential impact of future compliance efforts and environmental remediation actions.

Postemployment Benefit Plans:

Prior to the Spin-Off, Mondelēz International provided defined benefit pension, postretirement health care, defined contribution, and multiemployer pension and medical benefits to our eligible employees and retirees. As such, these liabilities were not reflected in our consolidated balance sheets. We provided pension coverage for certain employees of our Canadian operations through separate plans and certain pension and postemployment benefits of our Canadian operations were included in our financial statements prior to the Spin-Off. When we became a stand-alone, independent company, we assumed the obligations previously provided by Mondelēz International. Mondelēz International transferred to us the plan assets and liabilities associated with our active and retired and other former employees. Additionally, we assumed certain net benefit plan liabilities for most of the Mondelēz International retired and other former North American employees as of October 1, 2012. We assumed net benefit plan liabilities of $5.5 billion from Mondelēz International, which was in addition to the $0.1 billion of net benefit plan liabilities we had previously reported in our historical financial statements, for a total liability of $5.6 billion on October 1, 2012.

Our consolidated statements of earnings include expense allocations for these benefits through September 30, 2012, which were determined based on a review of personnel by business unit and based on allocations of corporate or other shared functional personnel. We consider the expense allocation methodology and results to be reasonable for all periods presented.

Total Mondelēz International benefit plan costs allocated to us in the first nine months of 2012 prior to the Spin-Off, in 2011, and in 2010 were as follows:

	Allocated from Mondelēz International Plans
	2012	2011	2010
	(in millions)

Pension plan cost	$283	$261	$248
Postretirement health care cost	142	160	166
Employee savings plan cost	49	54	52
Multiemployer pension plan cost	2	2	2
Multiemployer medical plan cost	15	20	18

Net expense for employee benefit plans	$491	$497	$486

These costs are reflected in our cost of sales and selling, general and administrative expenses. These costs were funded through intercompany transactions with Mondelēz International and were reflected within the parent company investment equity balance. The increase in benefit plan costs allocated to us from Mondelēz International in 2012 compared to 2011, on an annualized basis, is due to an increase in the benefit plan costs recognized by Mondelēz International in 2012 driven by a decrease in the discount rate used.

Certain pension plans in our Canadian operations and our other postemployment benefit plans were our direct obligations and have been recorded within our historical financial statements. We recorded amounts relating to these plans and the remaining pension, postretirement, and other postemployment benefit plans transferred from Mondelēz International on October 1, 2012, based on calculations specified by U.S. GAAP. These calculations require the use of various actuarial assumptions, such as discount rates, assumed rates of return on plan assets, compensation increases, and turnover rates. We review our actuarial assumptions on an annual basis and make modifications to the assumptions based on current rates and trends when appropriate. We believe that the assumptions used in recording our pension, postretirement, and other postemployment benefit plan obligations are reasonable based on our experience and advice from our actuaries. See Note 10, Postemployment Benefit Plans, to the consolidated financial statements for a discussion of the assumptions used.

We recorded the following amounts in earnings for these postemployment benefit plans during the years ended December 29, 2012, December 31, 2011 and December 31, 2010:

	2012	2011	2010
	(in millions)

U.S. pension plan benefit	$(43)	$–	$–
Non-U.S. pension plan cost	29	82	5
Postretirement health care cost	221	–	–
Other postemployment benefit plan cost	7	42	3
Employee savings plan cost	12	–	–
Multiemployer pension plan contributions	1	–	–
Multiemployer medical plan contributions	5	–	–

Net expense for employee benefit plans	$232	$124	$8

The 2012 net expense for postemployment benefit plans of $232 million increased by $108 million over the 2011 amount. The cost increase primarily related to the transfer of pension and postretirement benefit plans from Mondelēz International as a result of the Spin-Off. The 2011 net expense for postemployment benefit plans of $124 million increased by $116 million over the 2010 amount. The cost increase primarily related to higher pension plan costs, including market-based changes, and the incorporation of a Canadian postemployment plan into our obligations.

In December of 2012, we elected to change our method of accounting for defined benefit costs. Under our new accounting method, we recognize changes in the fair value of plan assets and net actuarial gains or losses immediately upon remeasurement, which is at least annually, and typically in the fourth quarter of each year. Previously, we calculated the market-related value of plan assets reflecting changes in the fair value of plan assets over a four-year period. In addition, actuarial gains or losses were deferred, and amounts in excess of 10 percent of the greater of the market-related value of plan assets or the plans’ projected benefit obligation were recognized over the remaining service life of plan participants. We believe that this new mark-to-market (“MTM”) policy is preferable as it will provide greater transparency to on-going operational results and better reflect the economics of our obligations to participants. This change has been reported through retrospective application of the new policy to all periods presented.

In order to align cash flows with expenses and reduce volatility, we have executed a level funding strategy. For our U.S. qualified pension plans, in 2013, we are currently only required to make a nominal cash contribution under the Pension Protection Act of 2006. In 2012, we contributed $7 million to our U.S. pension plans and $35 million to our non-U.S. pension plans. We did not make any voluntary contributions to our pension plans in 2012. We make contributions to our U.S. and non-U.S. pension plans, primarily, to the extent that they are tax deductible. In addition, employees contributed $3 million to our non-U.S. plans.

We froze our U.S. pension plans for current salaried and non-union hourly employees effective December 31, 2019. Pension accruals for all salaried and non-union employees who are currently earning pension benefits will end on December 31, 2019, and continuing pay and service will be used to calculate the pension benefits through December 31, 2019.

For our postretirement plans, our 2013 health care cost trend rate assumption will be 7.53%. We established this rate based upon our most recent experience as well as our expectation for health care trend rates going forward. We anticipate that our health care cost trend rate assumption will be 5.03% by 2023. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects as of December 29, 2012:

	One-Percentage-Point
	Increase	Decrease
	(in millions)
Effect on annual service and interest cost	$6	$(5)
Effect on postretirement benefit obligation	453	(374)

Our 2013 discount rate assumption is 3.89% for our postretirement plans. Our 2013 discount rate is 4.05% for our U.S. pension plans and 4.00% for our non-U.S. pension plans. We model these discount rates using a portfolio of high quality, fixed-income debt instruments with durations that match the expected future cash flows of the benefit obligations. Changes in our discount rates were primarily the result of changes in bond yields year-over-year.

Our 2013 expected rate of return on plan assets is 5.75% for our U.S. pension plans and 5.00% for our non-U.S. pension plans. We determine our expected rate of return on plan assets from the plan assets’ historical long-term investment performance, current and future asset allocation, and estimates of future long-term returns by asset class. We attempt to maintain our target asset allocation by rebalancing between asset classes as we make contributions and monthly benefit payments.

While we do not anticipate further changes in the 2013 assumptions for our U.S. and non-U.S. pension and postretirement health care plans, as a sensitivity measure, a fifty-basis point change in our discount rate or a fifty-basis point change in the actual rate of return on plan assets would have the following effects, increase / (decrease) in cost, as of December 29, 2012:

	U.S. Plans		Non-US. Plans
	Fifty-Basis-Point		Fifty-Basis-Point
	Increase	Decrease	Increase	Decrease
	(in millions)

Effect of change in discount rate on pension costs	$(516)	$583	$(94)	$102
Effect of change in actual rate of return on plan assets on pension costs	(28)	28	(6)	6
Effect of change in discount rate on postretirement health care costs	(208)	232	(12)	14

Income Taxes:

We recognize tax benefits when they have a greater than 50 percent likelihood of being realized upon ultimate settlement. We recognize deferred tax assets for temporary differences, operating loss carryforwards, and tax credit carryforwards. We reduce deferred tax assets by a valuation allowance if it is more likely than not that some portion, or all, of the deferred tax assets will not be realized.

New Accounting Guidance

See Note 1, Summary of Significant Accounting Policies, to the consolidated financial statements for a discussion of new accounting standards.

Contingencies

See Note 12, Commitments and Contingencies, to the consolidated financial statements.

Commodity Trends

We purchase large quantities of commodities, including dairy products, coffee beans, meat products, wheat, corn products, soybean and vegetable oils, nuts, and sugar and other sweeteners. In addition, we use significant quantities of resins and cardboard to package our products, and natural gas to operate our factories and warehouses. We continuously monitor worldwide supply and cost trends of these commodities.

The most significant cost component of our cheese products are dairy commodities, including milk and cheese. We purchase our dairy raw material requirements from independent third parties such as agricultural cooperatives and independent processors. Market supply and demand, as well as government programs substantially influence the price for milk and other dairy products. The most significant cost component of our coffee products is coffee beans, which we purchase on world markets. Quality and availability of supply, changes in the value of the U.S. dollar in relation to certain other currencies, and consumer demand for coffee products impact coffee bean prices. Significant cost components in our meat business include pork, beef, and poultry, which we purchase on domestic markets. Livestock feed costs and the global demand for U.S. meats influence the prices of these meat products. Other significant cost components in our grocery products are grains, including wheat, sugar, and soybean oil.

During 2012, our aggregate commodity costs increased over the prior year, primarily as a result of higher costs of nuts, sugar, packaging materials, other raw materials, energy, flour and grain costs, meat products, and oils, partially offset by lower dairy and coffee costs. Our commodity costs increased approximately $0.2 billion in 2012 and $1.0 billion in 2011 compared to the prior year. We have addressed higher commodity costs primarily through higher pricing.

Liquidity and Capital Resources

We believe that cash generated from our operating activities, our $3.0 billion revolving credit facility, and our commercial paper program will provide sufficient liquidity to meet our working capital needs, expected Restructuring Program expenditures, planned capital expenditures, our planned voluntary contributions to our postemployment benefit plans, future contractual obligations, and payment of our anticipated quarterly dividends. We will use our cash and commercial paper program for daily funding requirements. Overall, we do not expect any negative effects on our funding sources that would have a material effect on our short-term or long-term liquidity.

Historically, certain cash balances were swept by Mondelēz International, and we received funding from Mondelēz International for our operating and investing cash needs. As agreed under the Separation and Distribution Agreement between Mondelēz International and us, they retained the cash swept by Mondelēz International prior to the Spin-Off. We expect to finance short-term cash needs through our existing cash balance, cash from our operating activities, our commercial paper program, and our $3.0 billion revolving credit facility.

Net Cash Provided by Operating Activities:

Operating activities provided net cash of $3.0 billion in 2012, $2.7 billion in 2011, and $828 million in 2010. The increase in operating cash flows in 2012 is primarily related to earnings, partially offset by higher interest payments on our long term debt. Our results included $418 million of deferred tax adjustments as a result of our $3.6 billion debt exchange. The increase in operating cash flows in 2011 primarily related to the prior year payment of taxes in connection with the 2010 Frozen Pizza divestiture and the favorable timing of the collection of receivables and the payment of our accounts payable, partially offset by increased inventory levels.

Net Cash Provided by / (Used in) Investing Activities:

Net cash used in investing activities was $422 million in 2012 and $401 million in 2011. Net cash provided by investing activities was $3.3 billion in 2010. The increase in cash used in investing activities in 2012 primarily related to increased capital expenditures partially offset by proceeds from the sale of property, plant and equipment. In 2010, we received $3.7 billion in proceeds from the sale of the Frozen Pizza business.

Capital expenditures were $440 million in 2012, $401 million in 2011, and $448 million in 2010. The 2012 capital expenditures were primarily used to modernize manufacturing facilities and support new product and productivity initiatives. We expect 2013 capital expenditures to be up to $700 million, including capital expenditures required for our Restructuring Program and IT systems investments. We expect to fund these expenditures from operations.

Net Cash Used in Financing Activities:

Net cash used in financing activities was $1.4 billion in 2012, $2.3 billion in 2011, and $4.1 billion in 2010. The net cash used in 2012 primarily related to $7.2 billion of net transfers to Mondelēz International partially offset by the net proceeds we received from our $6.0 billion debt issuance. The net cash used in financing activities in 2011 and 2010 primarily related to net transfers to Mondelēz International.

Borrowing Arrangements:

On March 8, 2012, in connection with the Spin-Off, we entered into a $4.0 billion 364-day senior unsecured revolving credit facility that was to expire on March 7, 2013. On September 24, 2012, we terminated this facility with no amounts drawn.

On May 18, 2012, we entered into a $3.0 billion five-year senior unsecured revolving credit facility that expires on May 17, 2017. All committed borrowings under the facility will bear interest at a variable annual rate based on the London Inter-Bank Offered Rate or a defined base rate, at our election, plus an applicable margin based on the ratings of our long-term senior unsecured indebtedness. The revolving credit agreement requires us to maintain a minimum total shareholders’ equity (excluding accumulated other comprehensive income or losses and any income or losses recognized in connection with “mark-to-market” accounting in respect of pension and other retirement plans) of at least $2.4 billion. At December 29, 2012, our total shareholders’ equity (excluding accumulated other comprehensive income or losses and any income or losses recognized in connection with “mark-to-market” accounting in respect of pension and other retirement plans) was $4.0 billion. The revolving credit agreement also contains customary representations, covenants, and events of default. We intend to use the proceeds of this facility for general corporate purposes. As of December 29, 2012, no amounts were drawn on this credit facility.

Long-Term Debt:

On June 4, 2012, we issued $6.0 billion of senior unsecured notes at a weighted-average effective rate of 3.938% and transferred the net proceeds of $5.9 billion to Mondelēz International. We also recorded approximately $260 million of deferred financing costs which will be recognized in interest expense over the life of the notes. The general terms of the notes are:

•	$1 billion of notes due June 4, 2015 at a fixed, annual interest rate of 1.625%. Interest is payable semiannually beginning December 4, 2012.
•	$1 billion of notes due June 5, 2017 at a fixed, annual interest rate of 2.250%. Interest is payable semiannually beginning December 5, 2012.
•	$2 billion of notes due June 6, 2022 at a fixed, annual interest rate of 3.500%. Interest is payable semiannually beginning December 6, 2012.
•	$2 billion of notes due June 4, 2042 at a fixed, annual interest rate of 5.000%. Interest is payable semiannually beginning December 4, 2012.

On July 18, 2012, Mondelēz International completed a debt exchange in which $3.6 billion of Mondelēz International debt was exchanged for our debt in connection with our Spin-Off capitalization plan. No cash was generated from the exchange. We recorded deferred tax liabilities in connection with the debt exchange and the balance was $418 million as of December 29, 2012. The general terms of the notes issued are:

•

$1,035 million of notes due August 23, 2018 at a fixed, annual interest rate of 6.125%. Interest is payable semiannually beginning August 23, 2012. This debt was issued in exchange for $596 million of Mondelēz International’s 6.125% Notes due in February 2018 and $439 million of Mondelēz International’s 6.125% Notes due in August 2018.

•

$900 million of notes due February 10, 2020 at a fixed, annual interest rate of 5.375%. Interest is payable semiannually beginning August 10, 2012. This debt was issued in exchange for an approximately equal principal amount of Mondelēz International’s 5.375% Notes due in February 2020.

•

$878 million of notes due January 26, 2039 at a fixed, annual interest rate of 6.875%. Interest is payable semiannually beginning July 26, 2012. This debt was issued in exchange for approximately $233 million of Mondelēz International’s 6.875% Notes due in January 2039, approximately $290 million of Mondelēz International’s 6.875% Notes due in February 2038, approximately $185 million of Mondelēz International’s 7.000% Notes due in August 2037, and approximately $170 million of Mondelēz International’s 6.500% Notes due in November 2031.

•

$787 million of notes due February 9, 2040 at a fixed, annual interest rate of 6.500%. Interest is payable semiannually beginning August 9, 2012. This debt was issued in exchange for an approximately equal principal amount of Mondelēz International’s 6.500% Notes due in 2040.

On October 1, 2012, Mondelēz International transferred approximately $400 million of Mondelēz International 7.550% senior unsecured notes maturing in June 2015 to us to complete the key elements of the debt migration plan in connection with the Spin-Off.

Total Debt:

Our total debt was $10.0 billion at December 29, 2012 and $35 million at December 31, 2011. The weighted-average remaining term of our debt was 14.2 years at December 29, 2012. Prior to our debt issuance in 2012, our total debt consisted entirely of capital lease obligations.

Our long term debt contains customary representations, covenants and events of default. We were in compliance with all covenants as of December  29, 2012.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

We have no off-balance sheet arrangements other than the guarantees and contractual obligations that are discussed below.

Guarantees:

As discussed in Note 12, Commitments and Contingencies, to the consolidated financial statements, we have third-party guarantees primarily covering certain long-term obligations of our vendors. As part of those transactions, we guarantee that third parties will make contractual payments or achieve performance measures. At December 29, 2012, the carrying amount of our third-party guarantees on our consolidated balance sheet and the maximum potential payments under these guarantees was $22 million. We have off-balance sheet guarantees primarily covering third-party contractual payments related to leased properties. At December 29, 2012, the maximum potential payments under these off-balance sheet guarantees was $42 million. Substantially all of these guarantees expire at various times through 2027.

As of December 29, 2012, Mondelēz International and three of its indirect wholly owned subsidiaries, including a subsidiary that became our indirect wholly owned subsidiary as a result of the Spin-Off, are joint and several guarantors of $1.0 billion of indebtedness issued by Cadbury Schweppes US Finance LLC and maturing on October 1, 2013. Under the Separation and Distribution Agreement between Mondelēz International and us, Mondelēz International has agreed to indemnify us in the event our subsidiary is called upon to satisfy its obligation under the guarantee. Accordingly, we have no obligation included on our balance sheets for this guarantee.

In addition, we were contingently liable for guarantees related to our own performance totaling $74 million at December 29, 2012 and $154 million at December 31, 2011. These include letters of credit related to dairy commodity purchases and other letters of credit.

Guarantees do not have, and we do not expect them to have, a material effect on our liquidity.

During 2012, our long-term debt and expected interest payments increased as we recorded $10.0 billion of senior unsecured notes. See Note 7, Debt, to the consolidated financial statements for additional information on the long-term debt issuances and related terms.

Aggregate Contractual Obligations:

The following table summarizes our contractual obligations at December 29, 2012.

	Payments Due
	Total	2013	2014-15	2016-17	2018 and Thereafter
	(in millions)
Long-term debt (1)	$10,000	$–	$1,400	$1,000	$7,600
Interest expense (2)	7,582	462	901	820	5,399
Capital leases (3)	37	7	8	8	14
Operating leases (4)	442	115	152	85	90
Purchase obligations: (5)
Inventory and production costs	3,139	2,214	925	–	–
Other	275	205	70	–	–

	3,414	2,419	995	–	–
Pension contributions (6)	1,999	625	450	450	474
Other long-term liabilities (7)	2,475	242	495	495	1,243

Total	$25,949	$3,870	$4,401	$2,858	$14,820

(1)	Amounts represent the expected cash payments of our long-term debt and do not include unamortized bond premiums or discounts.
(2)	Amounts represent the expected cash payments of our interest expense on our long-term debt.
(3)	Amounts represent the expected cash payments of our capital leases, including the expected cash payments of interest expense of approximately $9 million on our capital leases.
(4)	Operating leases represent the minimum rental commitments under non-cancelable operating leases.
(5)	Purchase obligations for inventory and production costs (such as raw materials, indirect materials and supplies, packaging, co-manufacturing arrangements, storage, and distribution) are commitments for projected needs to be utilized in the normal course of business. Other purchase obligations include commitments for marketing, advertising, capital expenditures, information technology, and professional services. Arrangements are considered purchase obligations if a contract specifies all significant terms, including fixed or minimum quantities to be purchased, a pricing structure, and approximate timing of the transaction. Any amounts reflected on the consolidated balance sheet as accounts payable and accrued liabilities are excluded from the table above.
(6)	In order to align cash flows with expenses and reduce volatility, we have executed a level funding strategy. Based our level funding strategy, we estimate that 2013 pension contributions would be approximately $625 million to our U.S. and non-U.S plans and approximately $225 million annually in 2014 and thereafter.
(7)	Other long-term liabilities primarily consist of estimated future benefit payments for our postretirement health care plans through 2022 of approximately $2,466 million. We are unable to reliably estimate the timing of the payments beyond 2022; as such, they are excluded from the above table. There are also another $9 million of various other long-term liabilities that are expected to be paid over the next 5 years. In addition, the following long-term liabilities included on the consolidated balance sheet are excluded from the table above: income taxes, insurance accruals, and other accruals. We are unable to reliably estimate the timing of the payments for these items. As of December 29, 2012, our total liability for income taxes, including uncertain tax positions and associated accrued interest and penalties, was $438 million. We currently estimate paying approximately $180 million in the next 12 months.

Equity and Dividends

Stock Plans:

Under the Kraft Foods Group, Inc. 2012 Performance Incentive Plan (the “2012 Plan”), we may grant eligible employees awards of stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), and other awards based on our common stock, as well as performance-based long-term incentive awards (“Performance Shares”). In addition, we may grant shares of our common stock to members of our Board of Directors who are not our full-time employees under the 2012 Plan. We are authorized to issue a maximum of 72.0 million shares of our common stock under the 2012 Plan. Stock options and stock appreciation rights granted under the plan reduce the authorized shares available for issue at a ratio of one share per award granted. All other awards, such as restricted stock, RSUs, and Performance Shares, granted reduce the authorized shares available for issue at a ratio of three shares per award granted. At December 29, 2012, there were 45,455,320 shares available to be granted under the 2012 Plan.

In connection with the Spin-Off, restricted stock, RSUs, and Performance Share awards and employee stock option awards were adjusted and converted into new equity awards using a formula designed to preserve the value of the awards immediately prior to the Spin-Off.

On October 1, 2012, immediately prior to the Spin-Off, the stock awards were modified as follows:

•

Stock options: Holders of stock option awards received Mondelēz International stock options to purchase the same number of shares of Mondelēz International common stock at an adjusted exercise price and one new Kraft Foods Group stock option at an adjusted exercise price for every three Mondelēz International stock options to preserve the value of the overall awards granted.

•

Restricted Stock and RSUs: Holders of Mondelēz International restricted stock or RSU awards received one share of Kraft Foods Group restricted shares or RSUs for every three restricted shares or RSUs of Mondelēz International they held prior to the Spin-Off.

•

Performance Shares: Performance Shares held by our employees were converted to Kraft Foods Group awards. The underlying performance conditions for the Kraft Foods Group Performance Shares were modified to reflect new performance targets.

Subsequent to the Spin-Off, our employees and directors were granted an additional 0.4 million RSUs of our common stock with a weighted average market value of $41.95 per share.

Dividends:

On December 10, 2012, our Board of Directors declared a $0.50 per common share dividend, payable on January 14, 2013. We recorded $296 million of dividends payable as of December 29, 2012. No dividends were paid in 2012, 2011, or 2010. The present annualized dividend rate is $2.00 per common share. The declaration of dividends is subject to the discretion of our Board of Directors and depends on various factors, including our net earnings, financial condition, cash requirements, future prospects, and other factors that our Board of Directors deems relevant to its analysis and decision making.

Non-GAAP Financial Measures

We use certain non-GAAP financial measures to budget, make operating and strategic decisions, and evaluate our performance. We have disclosed the following measures so that you have the same financial data that we use to assist you in making comparisons to our historical operating results and analyzing our underlying performance.

Our non-GAAP financial measures reflect how we evaluate our operating results currently. As new events or circumstances arise, these definitions could change over time. We use “Organic Net Revenues” in this Annual Report on Form 10-K, which is defined as net revenues excluding the impact of transactions with Mondelēz International, acquisitions, divestitures (including the termination of a full line of business due to the loss of a licensing or distribution arrangement, and the complete exit of business out of a foreign country), currency, and the 53rd week of shipments in 2011.

We believe that the presentation of this non-GAAP financial measure, when considered together with our U.S. GAAP financial measure and the reconciliations to the corresponding U.S. GAAP financial measure, provides you with a more complete understanding of the factors and trends affecting our business than could be obtained absent these disclosures. Because non-GAAP financial measures may vary among other companies, the Organic Net Revenue measure we present in the Consolidated Results of Operations section may not be comparable to the similarly titled measure used by other companies. Our use of this non-GAAP financial measure is not meant to be considered in isolation or as a substitute for any U.S. GAAP financial measure. A limitation of non-GAAP financial measures is that they exclude items detailed below which have an impact on U.S. GAAP reported results. The best way this limitation can be addressed is by evaluating our Organic Net Revenue measure in combination with our U.S. GAAP reported results and carefully evaluating the tables which reconcile U.S. GAAP reported figures to the non-GAAP financial measure.

	2012 Compared to 2011
	Net Revenues	Impact of Divestitures	Impact of 53rd Week of Shipments in 2011	Impact of Currency	Sales to Mondelēz International	Organic Net Revenues
	(in millions)
Year ended December 29, 2012
Beverages	$2,734	$–	$–	$–	$–	$2,734
Cheese	3,845	–	–	–	(12)	3,833
Refrigerated Meals	3,296	–	–	–	–	3,296
Grocery	4,551	–	–	–	(3)	4,548
International & Foodservice	3,913	–	–	22	(99)	3,836

Total	$18,339	$–	$–	$22	$(114)	$18,247

Year ended December 31, 2011
Beverages	$3,006	$(87)	$(37)	$–	$–	$2,882
Cheese	3,810	–	(46)	–	–	3,764
Refrigerated Meals	3,328	–	(43)	–	–	3,285
Grocery	4,556	–	(55)	–	–	4,501
International & Foodservice	3,955	(4)	(45)	–	(100)	3,806

Total	$18,655	$(91)	$(226)	$–	$(100)	$18,238

	2011 Compared to 2010
	Net Revenues	Impact of Divestitures	Impact of 53rd Week of Shipments in 2011	Impact of Currency	Sales to Mondelēz International	Organic Net Revenues
	(in millions)
Year ended December 31, 2011
Beverages	$3,006	$(87)	$(37)	$–	$–	$2,882
Cheese	3,810	–	(46)	–	–	3,764
Refrigerated Meals	3,328	–	(43)	–	–	3,285
Grocery	4,556	–	(55)	–	–	4,501
International & Foodservice	3,955	(4)	(45)	(91)	(100)	3,715

Total	$18,655	$(91)	$(226)	$(91)	$(100)	$18,147

Year ended December 31, 2010
Beverages	$3,212	$(512)	$–	$–	$–	$2,700
Cheese	3,528	(14)	–	–	–	3,514
Refrigerated Meals	3,131	–	–	–	–	3,131
Grocery	4,313	–	–	–	–	4,313
International & Foodservice	3,613	(21)	–	–	(79)	3,513

Total	$17,797	$(547)	$–	$–	$(79)	$17,171

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

As we operate primarily in North America but source our commodities on global markets and periodically enter into financing or other arrangements abroad, we use financial instruments to manage our primary market risk exposures, which are commodity price, foreign currency exchange rate, and interest rate risks. We monitor and manage these exposures as part of our overall risk management program. Our risk management program focuses on the unpredictability of financial markets and seeks to reduce the potentially adverse effects that the volatility of these markets may have on our operating results. We maintain commodity price, foreign currency, and interest rate risk management policies that principally use derivative instruments to reduce significant, unanticipated earnings fluctuations that may arise from volatility in commodity prices, foreign currency exchange rates, and interest rates. We also sell commodity futures to unprice future purchase commitments, and we occasionally use related futures to cross-hedge a commodity exposure. We are not a party to leveraged derivatives and, by policy, do not use financial instruments for speculative purposes. Refer to Note 1, Summary of Significant Accounting Policies, and Note 11, Financial Instruments, to the consolidated financial statements for further details of our commodity price, foreign currency, and interest rate risk management policies and the types of derivative instruments we use to hedge those exposures.

Value at Risk:

We use a value at risk (“VAR”) computation to estimate: 1) the potential one-day loss in pre-tax earnings of our commodity price and foreign currency-sensitive derivative financial instruments; and 2) the potential one-day loss in the fair value of our interest rate-sensitive financial instruments. We included our debt, commodity futures, forwards and options, foreign currency forwards and interest rate swaps in our VAR computation. Excluded from the computation were anticipated transactions and foreign currency trade payables and receivables which the financial instruments are intended to hedge.

We made the VAR estimates assuming normal market conditions, using a 95% confidence interval. We used a “variance / co-variance” model to determine the observed interrelationships between movements in interest rates and various currencies. These interrelationships were determined by observing interest rate and forward currency rate movements over the prior quarter for the calculation of VAR amounts at December 29, 2012 and December 31, 2011, and over each of the four prior quarters for the calculation of average VAR amounts during each year. The values of commodity options do not change on a one-to-one basis with the underlying currency or commodity, and were valued accordingly in the VAR computation.

As of December 29, 2012, the estimated potential one-day loss in pre-tax earnings from our commodity and foreign currency instruments and the estimated potential one-day loss in fair value of our interest rate-sensitive instruments, as calculated in the VAR model, were (in millions):

	Pre-Tax Earnings Impact				Fair Value Impact
	At 12/29/12	Average	High	Low	At 12/29/12	Average	High	Low
Instruments sensitive to:
Foreign currency rates	$2	$2	$3	$1
Commodity prices	6	13	18	6
Interest rates					$59	$42	$59	$14

	Pre-Tax Earnings Impact				Fair Value Impact
	At 12/31/11	Average	High	Low	At 12/31/11	Average	High	Low
Instruments sensitive to:
Foreign currency rates	$1	$2	$2	$1
Commodity prices	14	17	20	13
Interest rates					$9	$2	$9	$–

This VAR computation is a risk analysis tool designed to statistically estimate the maximum probable daily loss from adverse movements in commodity prices, foreign currency rates, and interest rates under normal market conditions. The computation does not represent actual losses in fair value or earnings to be incurred by us, nor does it consider the effect of favorable changes in market rates. We cannot predict actual future movements in such market rates and do not present these VAR results to be indicative of future movements in such market rates or to be representative of any actual impact that future changes in market rates may have on our future financial results.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Kraft Foods Group, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a) present fairly, in all material respects, the financial position of Kraft Foods Group, Inc. and its subsidiaries at December 29, 2012 and December 31, 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 29, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 29, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our audits (which was an integrated audit in 2012). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for postemployment benefit costs in 2012.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PRICEWATERHOUSECOOPERS LLP

Chicago, Illinois

March 21, 2013

Kraft Foods Group, Inc.

Consolidated Statements of Earnings

(in millions of dollars, except per share data)

	For the Years Ended
	December 29, 2012	December 31, 2011	December 31, 2010
Net revenues	$18,339	$18,655	$17,797
Cost of sales	12,499	12,813	11,777

Gross profit	5,840	5,842	6,020

Selling, general and administrative expenses	3,029	3,016	3,063
Asset impairment and exit costs	141	(2)	(8)

Operating income	2,670	2,828	2,965

Interest and other expense, net	(258)	(7)	(6)
Royalty income from Mondelēz International	41	55	43

Earnings from continuing operations before income taxes	2,453	2,876	3,002

Provision for income taxes	811	1,101	1,112

Earnings from continuing operations	1,642	1,775	1,890

Earnings and gain from discontinued operations, net of income taxes	–	–	1,644

Net earnings	$1,642	$1,775	$3,534

Per share data:
Basic earnings per share:
Continuing operations	$2.77	$3.00	$3.20
Discontinued operations	–	–	2.78

Net earnings	$2.77	$3.00	$5.98

Diluted earnings per share:
Continuing operations	$2.75	$3.00	$3.20
Discontinued operations	–	–	2.78

Net earnings	$2.75	$3.00	$5.98

Dividends declared	$0.50	$–	$–

See notes to consolidated financial statements.

Kraft Foods Group, Inc.

Consolidated Statements of Comprehensive Earnings

(in millions of dollars)

	For the Years Ended
	December 29, 2012	December 31, 2011	December 31, 2010
Net earnings	$1,642	$1,775	$3,534
Other comprehensive earnings / (losses):
Currency translation adjustment	36	(100)	93
Pension and other benefits:
Amortization of prior service credits	(6)	–	–
Tax benefit	2	–	–
Derivatives accounted for as hedges:
Net derivative (losses) / gains	(322)	(5)	58
Reclassification adjustment for losses / (gains) included in net earnings	112	(75)	(2)
Tax benefit / (expense)	80	30	(21)

Total other comprehensive (losses) / earnings	(98)	(150)	128

Comprehensive earnings	$1,544	$1,625	$3,662

See notes to consolidated financial statements.

Kraft Foods Group, Inc.

Consolidated Balance Sheets

(in millions of dollars, except share data)

	December 29, 2012	December 31, 2011
ASSETS
Cash and cash equivalents	$1,255	$–
Receivables (net of allowances of $28 in 2012 and $23 in 2011)	1,089	903
Inventories, net	1,928	1,943
Deferred income taxes	420	232
Other current assets	131	194

Total current assets	4,823	3,272

Property, plant and equipment, net	4,204	4,278
Goodwill	11,346	11,316
Intangible assets, net	2,631	2,630
Other assets	325	43

TOTAL ASSETS	$23,329	$21,539

LIABILITIES
Current portion of long-term debt	$5	$8
Accounts payable	1,556	1,447
Accrued marketing	740	575
Accrued employment costs	194	242
Dividends payable	296	–
Accrued postretirement health care costs	236	–
Other current liabilities	579	300

Total current liabilities	3,606	2,572

Long-term debt	9,966	27
Deferred income taxes	288	1,594
Accrued pension costs	1,990	117
Accrued postretirement health care costs	3,502	–
Other liabilities	405	641

TOTAL LIABILITIES	19,757	4,951

Commitments and Contingencies (Note 12)

EQUITY
Common Stock, no par value (592,783,696 shares issued in 2012 and 0 in 2011)	–	–
Additional paid-in capital	4,240	–
Parent company investment	–	16,713
Retained earnings / (deficit)	(206)	–
Accumulated other comprehensive losses	(460)	(125)
Treasury stock, at cost	(2)	–

TOTAL EQUITY	3,572	16,588

TOTAL LIABILITIES AND EQUITY	$23,329	$21,539

See notes to consolidated financial statements.

Kraft Foods Group, Inc.

Consolidated Statements of Equity

(in millions of dollars, except per share data)

	Kraft Foods Group Shareholders’ Equity
	Common Stock	Additional Paid–in Capital	Parent Company Investment	Retained Earnings / (Deficit)	Accumulated Other Comprehensive Earnings / (Losses)	Treasury Stock	Total Equity
Balances at January 1, 2010	$–	$–	$17,614	$–	$(103)	$–	$17,511
Comprehensive earnings / (losses):
Net earnings	–	–	3,534	–	–	–	3,534
Other comprehensive earnings, net of income taxes	–	–	–	–	128	–	128
Net transfers to Mondelēz International	–	–	(4,136)	–	–	–	(4,136)

Balances at December 31, 2010	$–	$–	$17,012	$–	$25	$–	$17,037

Comprehensive earnings / (losses):
Net earnings	–	–	1,775	–	–	–	1,775
Other comprehensive earnings, net of income taxes	–	–	–	–	(150)	–	(150)
Net transfers to Mondelēz International	–	–	(2,074)	–	–	–	(2,074)

Balances at December 31, 2011	$–	$–	$16,713	$–	$(125)	$–	$16,588

Comprehensive earnings / (losses):
Net earnings	–	–	1,552	90	–	–	1,642
Net transfers to / from Mondelēz International	–	–	(10,595)	–	(4)	–	(10,599)
Consummation of spin–off transaction on October 1, 2012	–	4,208	(7,670)	–	(233)	–	(3,695)
Other comprehensive losses, net of income taxes	–	–	–	–	(98)	–	(98)
Exercise of stock options and issuance of other stock awards	–	32	–	–	–	(2)	30
Dividends declared ($0.50 per share)	–	–	–	(296)	–	–	(296)

Balances at December 29, 2012	$–	$4,240	$–	$(206)	$(460)	$(2)	$3,572

See notes to consolidated financial statements.

Kraft Foods Group, Inc.

Consolidated Statements of Cash Flows

(in millions of dollars)

	For the Years Ended
	December 29, 2012	December 31, 2011	December 31, 2010
CASH PROVIDED BY / (USED IN) OPERATING ACTIVITIES
Net earnings	$1,642	$1,775	$3,534
Adjustments to reconcile net earnings to operating cash flows:
Depreciation	428	364	354
Stock-based compensation expense	54	51	49
Deferred income tax provision / (benefit)	470	41	(74)
Losses on divestitures, net	–	–	6
Gains on discontinued operations	–	–	(1,596)
Asset impairment, net of cash proceeds	28	–	–
Other non-cash expense, net	159	150	54
Change in assets and liabilities, excluding the effects of acquisitions and divestitures:
Receivables, net	220	238	(80)
Inventories, net	21	(169)	(69)
Accounts payable	(241)	226	(5)
Other current assets	(61)	(88)	(5)
Other current liabilities	205	84	(1,329)
Change in pension and postretirement assets and liabilities, net	110	(8)	(11)

Net cash provided by operating activities	3,035	2,664	828

CASH PROVIDED BY / (USED IN) INVESTING ACTIVITIES
Capital expenditures	(440)	(401)	(448)
Proceeds from divestitures	–	–	3,698
Proceeds from sale of property, plant and equipment	18	–	–

Net cash (used in) / provided by investing activities	(422)	(401)	3,250

CASH PROVIDED BY / (USED IN) FINANCING ACTIVITIES
Long-term debt proceeds	5,963	–	–
Long-term debt repaid	(8)	(9)	(9)
Net transfers to Mondelēz International	(7,210)	(2,238)	(4,037)
Proceeds from stock option exercises	14	(18)	(32)
Other financing activities	(117)	–	–

Net cash used in financing activities	(1,358)	(2,265)	(4,078)

Cash and cash equivalents:
Increase / (Decrease)	1,255	(2)	–
Balance at beginning of period	–	2	2

Balance at end of period	$1,255	$–	$2

Cash paid:
Interest	$152	$10	$8

Income taxes	$236	$959	$2,452

See notes to consolidated financial statements.

Kraft Foods Group, Inc.

Notes to Consolidated Financial Statements

Note 1.  Summary of Significant Accounting Policies

Description of Business:

Kraft Foods Group, Inc. (“Kraft Foods Group,” “we,” “us,” and “our”) manufactures and markets food and beverage products, including refrigerated meals, refreshment beverages and coffee, cheese, and other grocery products, primarily in the United States and Canada. Our product categories span all major meal occasions, both at home and in foodservice locations.

On October 1, 2012, Mondelēz International, Inc. (“Mondelēz International,” formerly known as Kraft Foods Inc.) created an independent public company through a spin-off of its North American grocery business to Mondelēz International’s shareholders (“Spin-Off”). In connection with the Spin-Off, Mondelēz International undertook a series of transactions to separate net assets and entities. As a result of these transactions, Mondelēz International now holds the global snacks business, and we, Kraft Foods Group, now hold the North American grocery business.

To effect the Spin-Off, Mondelēz International distributed 592 million shares of Kraft Foods Group common stock to Mondelēz International’s shareholders on October 1, 2012. Holders of Mondelēz International common stock received one share of Kraft Foods Group common stock for every three shares of Mondelēz International common stock held on September 19, 2012. Mondelēz International structured the distribution to be tax free to its U.S. shareholders for U.S. federal income tax purposes. As a result of the Spin-Off, we now operate as an independent, publicly traded company. Basic and diluted earnings per common share and the average number of common shares outstanding were retrospectively restated for the years ended December 31, 2011 and December 31, 2010 for the number of Kraft Foods Group shares outstanding immediately following the transaction.

Principles of Consolidation:

The consolidated financial statements include Kraft Foods Group, as well as our wholly owned subsidiaries. All intercompany transactions are eliminated.

Prior to the Spin-Off on October 1, 2012, our financial statements were prepared on a stand-alone basis and were derived from the consolidated financial statements and accounting records of Mondelēz International. Our financial statements included certain expenses of Mondelēz International which were allocated to us for certain functions, including general corporate expenses related to finance, legal, information technology, human resources, compliance, shared services, insurance, employee benefits and incentives, and stock-based compensation. These expenses were allocated in our historical results of operations on the basis of direct usage when identifiable, with the remainder allocated on the basis of revenue, operating income, or headcount. We considered the expense allocation methodology and results to be reasonable for all periods presented. However, these allocations were not necessarily indicative of the actual expenses we would have incurred as an independent public company or of the costs we will incur in the future, and may differ substantially from the allocations we agreed to in the various separation agreements.

Prior to the Spin-Off, our period-end date was the last day of the calendar year. However, for reporting purposes, we have changed our period-end date to the last Saturday of the fiscal year, which aligns with the financial close dates of our operating segments. As the effect to prior period results was not material, we have not revised prior period results. Because our operating segments reported results on the last Saturday of the year and December 31, 2011 fell on a Saturday, our 2011 results included an extra week (“53rd week”) of operating results than in 2012 or 2010 which had 52 weeks.

Use of Estimates:

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which require us to make accounting policy elections, estimates, and assumptions that affect a number of amounts in our consolidated financial statements. Significant accounting policy elections, estimates, and assumptions include, among others, pension and benefit plan assumptions, valuation assumptions of goodwill and intangible assets, useful lives of long-lived assets, marketing program accruals, insurance and self-insurance reserves, and income taxes. We base our estimates on historical experience and other assumptions that we believe are reasonable. If actual amounts differ from estimates, we include the revisions in our consolidated results of operations in the period the actual amounts become known. Historically, the aggregate differences, if any, between our estimates and actual amounts in any year have not had a material effect on our consolidated financial statements.

Foreign Currencies:

We translate the results of operations of our foreign subsidiaries using average exchange rates during each period, whereas balance sheet accounts are translated using exchange rates at the end of each period. We record currency translation adjustments as a component of equity. Transaction gains and losses are recorded in earnings and were not significant for any of the periods presented.

Cash and Cash Equivalents:

Cash equivalents include demand deposits with banks and all highly liquid investments with original maturities of three months or less.

Inventories:

Inventories are stated at the lower of cost or market. We value all our inventories using the average cost method. We also record inventory allowances for overstocked and obsolete inventories due to ingredient and packaging changes.

Long-Lived Assets:

Property, plant and equipment are stated at historical cost and depreciated by the straight-line method over the estimated useful lives of the assets. Machinery and equipment are depreciated over periods ranging from 3 to 20 years and buildings and building improvements over periods up to 40 years.

We review long-lived assets for impairment when conditions exist that indicate the carrying amount of the assets may not be fully recoverable. We perform undiscounted operating cash flow analyses to determine if an impairment exists. When testing for impairment of assets held for use, we group assets and liabilities at the lowest level for which cash flows are separately identifiable. If an impairment is determined to exist, the loss is calculated based on estimated fair value. Impairment losses on assets to be disposed of, if any, are based on the estimated proceeds to be received, less costs of disposal.

Software Costs:

We capitalize certain computer software and software development costs incurred in connection with developing or obtaining computer software for internal use. Capitalized software costs are included in property, plant and equipment and amortized on a straight-line basis over the estimated useful lives of the software, which do not exceed seven years.

Goodwill and Intangible Assets:

We test goodwill and non-amortizable intangible assets for impairment at least annually on October 1. The first step compares the reporting unit’s estimated fair value with its carrying value. We estimate a reporting unit’s fair value using planned growth rates, estimates of residual value, and estimates of market multiples. Estimating the fair value of individual reporting units requires us to make assumptions and estimates regarding our future plans, industry and economic conditions, and our actual results and conditions may differ over time. If the carrying value of a reporting unit’s net assets exceeds its fair value, the second step is applied to measure the difference between the carrying value and implied fair value of goodwill. If the carrying value of goodwill exceeds its implied fair value, the goodwill is considered impaired and is reduced to its implied fair value. We test non-amortizable intangible assets for impairment by comparing the fair value of each intangible asset with its carrying value. Fair value of non-amortizable intangible assets is determined using planned growth rates, market-based discount rates, and estimates of royalty rates. If the carrying value exceeds fair value, the intangible asset is considered impaired and is reduced to fair value.

Insurance and Self-Insurance:

We use a combination of insurance and self-insurance for a number of risks, including workers’ compensation, general liability, automobile liability, product liability, and our obligation for employee healthcare benefits. Liabilities associated with the risks are estimated by considering historical claims experience and other actuarial assumptions.

Revenue Recognition:

We recognize revenues when title and risk of loss pass to customers, which generally occurs upon shipment or delivery of goods. Revenues are recorded net of consumer incentives and trade promotions and include all shipping and handling charges billed to customers. Provisions for product returns and allowances are also recorded as reductions to revenues within the same period that the revenue is recognized. Shipping and handling costs of $1.0 million in 2012 and 2011 and $0.9 million in 2010, related to product returns, are included in cost of sales.

Marketing and Research and Development:

We promote our products with consumer incentives, trade promotions, and advertising. These programs include, but are not limited to, discounts, coupons, rebates, in-store display incentives, and volume-based incentives. Consumer incentive and trade promotion activities are recorded as a reduction to revenues based on amounts estimated as being due to customers and consumers at the end of a period. We base these estimates principally on historical utilization and redemption rates. For interim reporting purposes, advertising and consumer incentive expenses are charged to operations as a percentage of volume, based on estimated volume and related expense for the full year. We do not defer costs on our year-end consolidated balance sheet and all marketing costs are recorded as an expense in the year incurred. Advertising expense was $640 million in 2012, $535 million in 2011, and $540 million in 2010. We expense costs as incurred for product research and development. Research and development expense was $178 million in 2012, $198 million in 2011, and $185 million in 2010. We record marketing expense in selling, general and administrative expense, except for consumer incentives and trade promotions, which are recorded in net revenues. Research and development expenses are recorded within selling, general and administrative expenses.

Environmental Costs:

We are subject to laws and regulations relating to the protection of the environment. We accrue for environmental remediation obligations on an undiscounted basis when amounts are probable and can be reasonably estimated. The accruals are adjusted as new information develops or circumstances change. Recoveries of environmental remediation costs from third parties are recorded as assets when recovery of those costs is deemed probable. At December 29, 2012, our subsidiaries were involved in 63 active actions in the U.S. under Superfund legislation (and other similar actions and legislation) related to current operations and certain former or divested operations for which we retain liability. We are subject to applicable multi-national, national, and local environmental laws and regulations in the countries in which we do business. We have specific programs across our business units designed to meet applicable environmental compliance requirements.

As of December 29, 2012, we had accrued an amount we deemed appropriate for environmental remediation. The amount was insignificant to our balance sheet. Based on information currently available, we believe that the ultimate resolution of existing environmental remediation actions and our compliance in general with environmental laws and regulations will not have a material effect on our financial condition. However, we cannot quantify with certainty the potential impact of future compliance efforts and environmental remediation actions.

Postemployment Benefit Plans:

We provide a range of benefits to our eligible employees and retired employees. These include defined benefit pension, postretirement health care, defined contribution, and multiemployer pension and medical benefits. Our pension, postretirement, and other postemployment (collectively, “postemployment”) benefit plans cover most salaried and certain hourly employees. The cost of these plans is charged to expense over the working life of the covered employees. Prior to the Spin-Off, Mondelēz International provided certain of these benefits to our employees and allocated to us the related costs. The liabilities associated with the Mondelēz International plans were not reflected in our balance sheets as we accounted for our participation in the Mondelēz International plans in a manner similar to multiemployer accounting.

In December of 2012, we elected to change our method of accounting for defined benefit costs. Under our new accounting method, we recognize net actuarial gains or losses and changes in the fair value of plan assets immediately upon remeasurement, which is at least annually, and typically in the fourth quarter of each year. Previously, we calculated the market-related value of plan assets reflecting changes in the fair value of plan assets over a four-year period. In addition, actuarial gains or losses were deferred, and amounts in excess of 10 percent of the greater of the market-related value of plan assets or the plans’ projected benefit obligation were recognized over the remaining service life of plan participants. We believe that this new mark-to-market (“MTM”) policy is preferable as it will provide greater transparency to on-going operational results and better reflect the economics of our obligations to participants. This change has been reported through retrospective application of the new policy to all periods presented.

On October 1, 2012, Mondelēz International transferred $3.8 billion of accumulated other comprehensive losses to us related to our postemployment benefit plans. As part of the retrospective application of our new MTM policy, $4.1 billion, representing all the unrecognized actuarial losses at October 1, 2012, were reclassified to additional paid-in capital as part of the initial equity capitalization upon the consummation of our Spin-Off.

The financial statement line items impacted by the change to MTM accounting are summarized below.

	Year Ended December 29, 2012
	Before Accounting Change	Revised	Effect of Change
	(in millions, except per share amounts)
Consolidated Statement of Earnings
Cost of sales	$12,452	$12,499	$47
Selling, general and administrative expenses	3,040	3,029	(11)
Provision for income taxes	821	811	(10)
Net earnings	1,668	1,642	(26)
Basic earnings per share	2.81	2.77	(0.04)
Diluted earnings per share	2.79	2.75	(0.04)
Consolidated Statement of Equity
Additional paid-in capital
Beginning balance	$–	$–	$–
Consummation of spin-off transaction on October 1, 2012	8,311	4,208	(4,103)
Ending balance	8,343	4,240	(4,103)
Parent company investment
Beginning balance	16,966	16,713	(253)
Net earnings	1,541	1,552	11
Consummation of spin-off transaction on October 1, 2012	(7,912)	(7,670)	242
Ending balance	–	–	–
Retained Earnings / (deficit)
Beginning balance	–	–	–
Net earnings	127	90	(37)
Ending balance	(169)	(206)	(37)
Accumulated other comprehensive earnings/ (losses)
Beginning balance	(376)	(125)	251
Consummation of spin-off transaction on October 1, 2012	(4,096)	(233)	3,863
Other comprehensive losses, net of income taxes	(124)	(98)	26
Ending balance	(4,600)	(460)	4,140

	Year Ended December 31, 2011
	Before Accounting Change	Revised	Effect of Change
	(in millions, except per share amounts)
Consolidated Statement of Earnings
Cost of sales	$12,772	$12,813	$41
Selling, general and administrative expenses	2,981	3,016	35
Provision for income taxes	1,122	1,101	(21)
Net earnings	1,830	1,775	(55)
Basic and diluted earnings per share	3.10	3.00	(0.10)
Consolidated Statement of Equity
Parent company investment
Beginning balance	$17,210	$17,012	$(198)
Net earnings	1,830	1,775	(55)
Ending balance	16,966	16,713	(253)
Accumulated other comprehensive earnings/ (losses)
Beginning balance	(171)	25	196
Other comprehensive losses, net of income taxes	(205)	(150)	55
Ending balance	(376)	(125)	251

	Year Ended December 31, 2010
	Before Accounting Change	Revised	Effect of Change
	(in millions, except per share amounts)
Consolidated Statement of Earnings
Cost of sales	$11,778	$11,777	$(1)
Selling, general and administrative expenses	3,067	3,063	(4)
Provision for income taxes	1,110	1,112	2
Earnings from continuing operations	1,887	1,890	3
Net earnings	3,531	3,534	3
Basic and diluted earnings per share:
Continuing operations	3.19	3.20	0.01
Discontinued operations	2.78	2.78	–
Net earnings	5.97	5.98	0.01
Consolidated Statement of Equity
Parent company investment
Beginning balance	$17,813	$17,614	$(199)
Net earnings	3,531	3,534	3
Ending balance	17,210	17,012	(198)
Accumulated other comprehensive earnings/ (losses)
Beginning balance	(301)	(103)	198
Other comprehensive earnings, net of income taxes	131	128	(3)
Ending balance	(171)	25	196

This change to MTM accounting resulted in a $5 million increase in net earnings from previously reported amounts in the quarter ended March 31, 2012, a $10 million increase in the quarter ended June 30, 2012, and a $4 million decrease in the quarter ended September 30, 2012. Our net earnings in the fourth quarter of 2012 would have been $37 million higher had we not elected to change our method of accounting for defined benefit costs. The change to MTM accounting decreased net earnings in the quarter ended March 31, 2011 by $5 million, increased net earnings in the quarter ended June 30, 2011 by $9 million, increased net earnings in the quarter ended September 30, 2011 by $15 million, and decreased net earnings in the quarter ended December 31, 2011 by $74 million from previously reported amounts. Our statement of comprehensive earnings for the years ended December 29, 2012, December 31, 2011, and December 31, 2010 were unchanged, except for the reclassifications to earnings from other comprehensive earnings shown above.

Our balance sheets for the years ended December 29, 2012, December 31, 2011, and December 31, 2010 were unchanged as a result of our change to MTM accounting, except for the impact on equity shown above. The cumulative effect of the change on parent company investment as of January 1, 2010, was a reduction of $199 million, with an offset to accumulated other comprehensive losses. If we had not adopted MTM accounting, accumulated other comprehensive losses would have been approximately $4.1 billion higher at December 29, 2012.

Our statements of cash flows for the years ended December 29, 2012, December 31, 2011, and December 31, 2010 were unchanged, except for the impact on net earnings and other non-cash expenses. The annual recognition of actuarial gains and losses, which is reported in “Other non-cash expense, net” on our consolidated statement of cash flows, increased by $4 million in 2012, increased by $92 million in 2011, and decreased by $3 million in 2010.

Financial Instruments:

As we operate primarily in North America but source our commodities on global markets and periodically enter into financing or other arrangements abroad, we use a variety of risk management strategies and financial instruments to manage commodity price, foreign currency exchange rate, and interest rate risks. Our risk management program focuses on the unpredictability of financial markets and seeks to reduce the potentially adverse effects that the volatility of these markets may have on our operating results. One way we do this is through actively hedging our risks through the use of derivative instruments.

Derivatives are recorded on our consolidated balance sheets at fair value, which fluctuates based on changing market conditions.

Certain derivatives are designated as cash flow hedges and qualify for hedge accounting treatment, while others do not qualify and are marked to market through earnings. For cash flow hedges, changes in fair value are deferred in accumulated other comprehensive earnings / (losses) within equity until the underlying hedged items are recognized in net earnings. Accordingly, we record deferred cash flow hedge gains or losses in cost of sales when the related inventory is sold and in interest and other expense, net, when the related debt interest expense is recorded. Cash flows from derivative instruments are also classified in the same manner as the underlying hedged items in the consolidated statement of cash flows. For additional information on the location of derivative activity within our operating results, see Note 11, Financial Instruments.

To qualify for hedge accounting, a specified level of hedging effectiveness between the hedging instrument and the item being hedged must be achieved at inception and maintained throughout the hedged period. Any hedging ineffectiveness is recognized in net earnings when the change in the value of the hedge does not offset the change in the value of the underlying hedged item. We formally document our risk management objectives, strategies for undertaking the various hedge transactions, the nature of and relationships between the hedging instruments and hedged items, and method for assessing hedge effectiveness. Additionally, for qualified hedges of forecasted transactions, we specifically identify the significant characteristics and expected terms of the forecasted transactions. If it becomes probable that a forecasted transaction will not occur, the hedge will no longer be effective and all of the derivative gains or losses would be recognized in earnings in the current period.

When we use financial instruments, we are exposed to credit risk that a counterparty might fail to fulfill its performance obligations under the terms of our agreement. We minimize our credit risk by entering into transactions with counterparties with investment grade credit ratings, limiting the amount of exposure we have with each counterparty, and monitoring the financial condition of our counterparties. We also maintain a policy of requiring that all significant, non-exchange traded derivative contracts with a duration of greater than one year be governed by an International Swaps and Derivatives Association master agreement. We are also exposed to market risk as the value of our financial instruments might be adversely affected by a change in foreign currency exchange rates, commodity prices, or interest rates. We manage market risk by incorporating monitoring parameters within our risk management strategy that limit the types of derivative instruments and derivative strategies we use, and the degree of market risk that we hedge with derivative instruments.

Commodity cash flow hedges – We are exposed to price risk related to forecasted purchases of certain commodities that we primarily use as raw materials. We enter into commodity forward contracts primarily for coffee beans, meat products, sugar, wheat, and dairy products. Commodity forward contracts generally are not subject to the accounting requirements for derivative instruments and hedging activities under the normal purchases exception. We also use commodity futures and options to hedge the price of certain commodity costs, including dairy products, coffee beans, meat products, wheat, corn products, soybean oils, sugar, and natural gas. Some of these derivative instruments are highly effective and qualify for hedge accounting treatment. We also sell commodity futures to unprice future purchase commitments, and we occasionally use related futures to cross-hedge a commodity exposure. We are not a party to leveraged derivatives and, by policy, do not use financial instruments for speculative purposes.

Foreign currency cash flow hedges – We use various financial instruments to mitigate our exposure to changes in exchange rates from third-party and intercompany actual and forecasted transactions. These instruments may include forward foreign exchange contracts and foreign currency options. We primarily use these instruments to hedge our exposure to the Canadian dollar.

Interest rate cash flow hedges – We use derivative instruments, including interest rate swaps, as part of our interest rate risk management strategy. As a matter of policy, we do not use highly leveraged derivative instruments for interest rate risk management. We primarily use interest rate swaps to hedge the variability of interest payment cash flows on a portion of our future debt obligations. Substantially all of these derivative instruments are highly effective and qualify for hedge accounting treatment.

Income Taxes:

We recognize tax benefits in our financial statements when our uncertain tax positions are more likely than not to be sustained upon audit. The amount we recognize is measured as the largest amount of benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement.

We recognize deferred tax assets for temporary differences, operating loss carryforwards, and tax credit carryforwards. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. See Note 13, Income Taxes, for additional information.

New Accounting Pronouncements:

In July 2012, the Financial Accounting Standards Board (“FASB”) issued an amendment which permits an entity to make a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset, other than goodwill, is impaired. If an entity concludes, based on an evaluation of all relevant qualitative factors, that it is not more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, it will not be required to perform the quantitative impairment for that asset. The guidance is effective for impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The adoption of this guidance did not have a material impact on our financial results.

In February 2013, the FASB issued an amendment which requires disclosure of amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present either on the face of the statement of operations or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For amounts not reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts. This guidance is effective prospectively for annual and interim periods beginning after December 15, 2012. We do not expect the adoption of this guidance to have a material impact on our financial results.

Subsequent Events:

We evaluated subsequent events and included all accounting and disclosure requirements related to subsequent events in our consolidated financial statements.

Note 2. Divestitures

Pizza Divestiture:

On March 1, 2010, we completed the sale of the assets of our North American frozen pizza business (“Frozen Pizza”) to Nestlé USA, Inc. (“Nestlé”) for $3.7 billion. Our Frozen Pizza business was a component of our Refrigerated Meals and International & Foodservice segments. The sale included the DiGiorno, Tombstone, and Jack’s brands in the U.S., the Delissio brand in Canada and the California Pizza Kitchen trademark license. It also included two Wisconsin manufacturing facilities (Medford and Little Chute) and the leases for the pizza depots and delivery trucks. Approximately 3,600 of our employees transferred with the business to Nestlé. Accordingly, the results of our Frozen Pizza business have been reflected as discontinued operations on the consolidated statement of earnings for 2010.

Summary results of operations for the Frozen Pizza business through March 1, 2010 were as follows:

For the Year Ended
December 31, 2010
(in millions)
Net revenues	$335

Earnings before income taxes	73
Provision for income taxes	(25)
Gain on discontinued operations, net of income taxes	1,596

Earnings and gain from discontinued operations, net of income taxes	$1,644

Earnings before income taxes as presented exclude associated allocated overheads of $25 million in 2010. The 2010 gain on discontinued operations from the sale of the Frozen Pizza business included tax expense of $1.2 billion.

The following assets of the Frozen Pizza business were included in the Frozen Pizza divestiture (in millions):

Inventories, net	$102
Property, plant and equipment, net	317
Goodwill	475

Divested assets of the Frozen Pizza business	$894

Note 3. Inventories

Inventories at December 29, 2012 and December 31, 2011 were:

	2012	2011
	(in millions)
Raw materials	$535	$562
Work in process	326	373
Finished product	1,067	1,008

Inventories, net	$1,928	$1,943

Note 4. Property, Plant and Equipment

Property, plant and equipment at December 29, 2012 and December 31, 2011 were:

	2012	2011
	(in millions)
Land and land improvements	$119	$124
Buildings and building improvements	1,996	1,984
Machinery and equipment	5,922	5,764
Construction in progress	365	297

	8,402	8,169
Accumulated depreciation	(4,198)	(3,891)

Property, plant and equipment, net	$4,204	$4,278

Asset impairments:

See our discussion of restructuring charges within Note 6, Restructuring Program, for additional information.

Note 5. Goodwill and Intangible Assets

At December 29, 2012 and December 31, 2011, goodwill by reportable segment was:

	2012	2011
	(in millions)
Beverages	$1,290	$1,290
Cheese	3,000	3,000
Refrigerated Meals	985	985
Grocery	4,216	4,216
International & Foodservice	1,855	1,825

Goodwill	$11,346	$11,316

Intangible assets were $2.6 billion at December 29, 2012 and December 31, 2011 and consist primarily of indefinite-lived trademarks on brands remaining in our portfolio that we acquired through our former parent company’s acquisition of Nabisco Holdings Corp.

Changes in goodwill and intangible assets consisted of:

	2012		2011
	Goodwill	Intangible Assets, at cost	Goodwill	Intangible Assets, at cost
	(in millions)
Balance at beginning of year	$11,316	$2,630	$11,338	$2,630
Changes due to:
Foreign currency	30	1	(22)	–

Balance at end of year	$11,346	$2,631	$11,316	$2,630

Note 6. Restructuring Program

On October 29, 2012, our Board of Directors approved a $650 million restructuring program consisting of restructuring costs, implementation costs, and Spin-Off transition costs (“Restructuring Program”). The Restructuring Program is part of, and its costs are consistent with, a restructuring program previously announced by Mondelēz International prior to the Spin-Off. The primary objective of the Restructuring Program activities is to ensure that we are set up to operate efficiently and execute our business strategy as a stand-alone company. Approximately one-half of the total Restructuring Program costs are expected to result in cash expenditures. We have incurred $303 million of Restructuring Program costs, of which $170 million was incurred prior to the Spin-Off. Of the total Restructuring Program costs incurred to date, $153 million were cash expenditures in 2012, of which $32 million was incurred prior to the Spin-Off. We expect to incur up to $300 million of Restructuring Program costs in 2013. In addition to approving the Restructuring Program, our Board approved related capital expenditures of $200 million. We expect to complete the program by the end of 2014.

Restructuring Costs:

We anticipate incurring up to $260 million of restructuring charges, of which approximately $158 million are expected to be cash expenditures through 2014. These charges reflect primarily severance, asset disposals, and other manufacturing-related one-time costs. We recorded one-time restructuring charges of $141 million in 2012 within asset impairment and exit costs. We spent $51 million in 2012 in cash, and we also recognized non-cash asset write-downs totaling $28 million. At December 29, 2012, we recorded a $44 million restructuring liability within other current liabilities.

	Severance
	and Related	Asset
	Costs	Write-downs	Total
	(in millions)
Liability balance, January 1, 2012	$–	$–	$–
Charges	113	28	141
Cash spent	(51)	–	(51)
Non-cash settlements	(18)	(28)	(46)

Liability balance, December 29, 2012	$44	$–	$44

Implementation Costs:

Implementation costs are directly attributable to restructuring activities; however, they do not qualify for special accounting treatment as exit or disposal activities. We believe the disclosure of implementation costs provides greater transparency to the total costs of our Restructuring Program. Through the end of 2014, we expect to incur up to $320 million of implementation costs. To date, we recorded implementation costs of $131 million within cost of sales and selling, general and administrative expenses. These costs primarily relate to reorganization costs related to our sales function, the optimization of information systems infrastructure, and accelerated depreciation on assets.

Spin-Off Transition Costs:

We expect to incur up to $70 million of Spin-Off transition costs consisting mostly of professional service fees within the finance, legal, and information system functions and therefore, has not been allocated to the segments. During 2012, we recorded Spin-Off transition costs of $31 million within selling, general and administrative expenses. Prior to October 1, 2012, all Spin-Off transition costs were incurred by Mondelēz International.

Restructuring Program Costs by Segment:

During 2012, we recorded Restructuring Program costs within segment operating income as follows:

	For the Year Ended December 29, 2012
	Restructuring	Implementation	Spin-Off Transition
	Costs	Costs	Costs	Total
	(in millions)
Beverages	$44	$19	$–	$63
Cheese	26	72	–	98
Refrigerated Meals	19	11	–	30
Grocery	32	17	–	49
International & Foodservice	20	12	–	32
Corporate expenses	–	–	31	31

Total	$141	$131	$31	$303

Note 7. Debt

Borrowing Arrangements:

On May 18, 2012, we entered into a $3.0 billion five-year senior unsecured revolving credit facility that expires on May 17, 2017. All committed borrowings under the facility will bear interest at a variable annual rate based on the London Inter-Bank Offered Rate or a defined base rate, at our election, plus an applicable margin based on the ratings of our long-term senior unsecured indebtedness. The revolving credit agreement requires us to maintain a minimum total shareholders’ equity (excluding accumulated other comprehensive income or losses and any income or losses recognized in connection with “mark-to-market” accounting in respect of pension and other retirement plans) of at least $2.4 billion. At December 29, 2012, our total shareholders’ equity (excluding accumulated other comprehensive income or losses and any income or losses recognized in connection with “mark-to-market” accounting in respect of pension and other retirement plans) was $4.0 billion. The revolving credit agreement also contains customary representations, covenants, and events of default. We intend to use the proceeds of this facility for general corporate purposes. As of December 29, 2012, no amounts were drawn on this credit facility.

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

Long-Term Debt:

On June 4, 2012, we issued $6.0 billion of senior unsecured notes at a weighted-average effective rate of 3.938% and transferred the net proceeds of $5.9 billion to Mondelēz International. We also recorded approximately $260 million of deferred financing costs, including losses on hedging activities in advance of the debt issuance, which will be recognized in interest expense over the life of the notes. The general terms of the notes are:

•	$1 billion of notes due June 4, 2015 at a fixed, annual interest rate of 1.625%. Interest is payable semiannually beginning December 4, 2012.
•	$1 billion of notes due June 5, 2017 at a fixed, annual interest rate of 2.250%. Interest is payable semiannually beginning December 5, 2012.
•	$2 billion of notes due June 6, 2022 at a fixed, annual interest rate of 3.500%. Interest is payable semiannually beginning December 6, 2012.
•	$2 billion of notes due June 4, 2042 at a fixed, annual interest rate of 5.000%. Interest is payable semiannually beginning December 4, 2012.

On July 18, 2012, Mondelēz International completed a debt exchange in which $3.6 billion of Mondelēz International debt was exchanged for our debt as part of the Spin-Off capitalization plan. No cash was generated from the exchange. We recorded deferred tax liabilities in connection with the debt exchange and the balance was $418 million as of December 29, 2012. The general terms of the notes are:

•

$1,035 million of notes due August 23, 2018 at a fixed, annual interest rate of 6.125%. Interest is payable semiannually beginning August 23, 2012. This debt was issued in exchange for $596 million of Mondelēz International’s 6.125% Notes due in February 2018 and $439 million of Mondelēz International’s 6.125% Notes due in August 2018.

•

$900 million of notes due February 10, 2020 at a fixed, annual interest rate of 5.375%. Interest is payable semiannually beginning August 10, 2012. This debt was issued in exchange for an approximately equal principal amount of Mondelēz International’s 5.375% Notes due in February 2020.

•

$878 million of notes due January 26, 2039 at a fixed, annual interest rate of 6.875%. Interest is payable semiannually beginning July 26, 2012. This debt was issued in exchange for approximately $233 million of Mondelēz International’s 6.875% Notes due in January 2039, approximately $290 million of Mondelēz International’s 6.875% Notes due in February 2038, approximately $185 million of Mondelēz International’s 7.000% Notes due in August 2037, and approximately $170 million of Mondelēz International’s 6.500% Notes due in November 2031.

•

$787 million of notes due February 9, 2040 at a fixed, annual interest rate of 6.500%. Interest is payable semiannually beginning August 9, 2012. This debt was issued in exchange for an approximately equal principal amount of Mondelēz International’s 6.500% Notes due in 2040.

On October 1, 2012, Mondelēz International transferred approximately $400 million of Mondelēz International 7.550% senior unsecured notes maturing in June 2015 to us to complete the debt migration plan in connection with the Spin-Off.

As of December 29, 2012, aggregate maturities of long-term debt were (in millions):

2013	$5
2014	3
2015	1,403
2016	3
2017	1,003
Thereafter	7,611

Our long term debt contains customary representations, covenants, and events of default. We were in compliance with all covenants as of December 29, 2012.

Fair Value of Our Debt:

The aggregate fair value of our total debt was $11.5 billion as compared with the carrying value of $10.0 billion at December 29, 2012. At December 31, 2011, our total debt only consisted of capital leases which approximated fair value. We determined the fair value of our long-term debt using Level 1 quoted prices in active markets for the publicly traded debt obligations.

Interest and Other Expense, Net:

Interest and other expense, net consisted of:

	For the Years Ended
	December 29, 2012	December 31, 2011	December 31, 2010
	(in millions)

Interest expense	$238	$4	$3
Other expense / (income), net	20	3	3

Total interest and other expense, net	$258	$7	$6

The increase in interest expense in 2012 compared to 2011 was due to the $6.0 billion debt issuance in June 2012, the $3.6 billion debt exchange in July 2012 and the transfer of $0.4 billion of debt from Mondelēz International in October 2012.

Note 8. Capital Stock

Our articles of incorporation authorize 5.0 billion shares of common stock and 500 million shares of preferred stock. On October 1, 2012, Mondelēz International distributed 592 million shares of Kraft Foods Group common stock to Mondelēz International’s shareholders. Holders of Mondelēz International common stock received one share of Kraft Foods Group common stock for every three shares of Mondelēz International common stock held on September 19, 2012.

Shares of common stock issued, in treasury and outstanding were:

	Shares Issued	Treasury Shares	Shares Outstanding

Consummation of spin-off transaction on October 1, 2012	592,257,298	–	592,257,298
Exercise of stock options and issuance of other stock awards	526,398	(19,988)	506,410

Balance at December 29, 2012	592,783,696	(19,988)	592,763,708

As of December 29, 2012, approximately 1.4 million outstanding shares were held in trust in connection with our restricted stock. See Note 9, Stock Plans, for a description of these shares. There were no preferred shares issued and outstanding at December 29, 2012.

Note 9. Stock Plans

Under the Kraft Foods Group, Inc. 2012 Performance Incentive Plan (the “2012 Plan”), we may grant eligible employees awards of stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), and other awards based on our common stock, as well as performance-based long-term incentive awards (“Performance Shares”). In addition, we may grant shares of our common stock to members of the Board of Directors who are not our full-time employees under the 2012 Plan. We are authorized to issue a maximum of 72.0 million shares of our common stock under the 2012 Plan. Stock options and stock appreciation rights granted under the plan reduce the authorized shares available for issue at a ratio of one share per award granted. All other awards, such as restricted stock, RSUs, and Performance Shares, granted reduce the authorized shares available for issue at a ratio of three shares per award granted. At December 29, 2012, there were 45,455,320 shares available to be granted under the 2012 Plan. All stock awards are issued to employees from authorized common shares.

In connection with the Spin-Off, restricted stock, RSUs, and Performance Share awards and employee stock option awards were adjusted and converted into new equity awards using a formula designed to preserve the value of the awards immediately prior to the Spin-Off.

On October 1, 2012, immediately prior to the Spin-Off, the stock awards were modified as follows:

•

Stock options: Holders of stock option awards received Mondelēz International stock options to purchase the same number of shares of Mondelēz International common stock at an adjusted exercise price and one new Kraft Foods Group stock option at an adjusted exercise price for every three Mondelēz International stock options to preserve the value of the overall awards granted.

•

Restricted stock and RSUs: Holders of Mondelēz International restricted stock or RSU awards received one share of Kraft Foods Group restricted shares or RSUs for every three restricted shares or RSUs of Mondelēz International they held prior to the Spin-Off.

•

Performance Shares: Performance Shares held by our employees were converted to Kraft Foods Group awards. The underlying performance conditions for the Kraft Foods Group Performance Shares were modified to reflect new performance targets.

Prior to the Spin-Off, Mondelēz International maintained several incentive plans in which our executives and employees, and a stock compensation plan in which our non-employee directors, participated. All awards granted under the plans were based on Mondelēz International’s common shares and were reflected in Mondelēz International’s consolidated statement of equity. The expense related to those awards was allocated to us. Stock-based compensation expense allocated from Mondelēz International was $39 million in 2012, $51 million in 2011, and $49 million in 2010. The expense was allocated primarily based on headcount.

Stock Options:

Stock options are granted with an exercise price equal to the market value of the underlying stock on the grant date, generally become exercisable in three annual installments beginning on the first anniversary of the grant date, and have a maximum term of ten years.

We account for our employee stock options under the fair value method of accounting using a modified Black-Scholes methodology to measure stock option expense at the date of grant. All stock option awards were granted prior to the Spin-Off. Therefore, we estimated the value of those awards based on Mondelēz International’s share price and assumptions. The fair value of the stock options at the date of grant is amortized to expense over the vesting period. We recorded compensation expense related to stock options of $5 million in the fourth quarter of 2012. The deferred tax benefit recorded related to this compensation expense was $2 million in 2012. The unamortized compensation expense related to our stock options was $24 million at December 29, 2012 and is expected to be recognized over a weighted-average period of two years. Our weighted-average Black-Scholes fair value assumptions were as follows:

	Risk-Free Interest Rate	Expected Life	Expected Volatility	Expected Dividend Yield	Fair Value at Grant Date

Mondelēz International Grants
2012	1.16%	6 years	20.13%	3.08%	$4.78
2011	2.34%	6 years	18.92%	3.72%	$3.84
2010	2.82%	6 years	19.86%	4.14%	$3.69

The risk-free interest rate represents the constant maturity U.S. government treasuries rate with a remaining term equal to the expected life of the options. The expected life is the period over which our employees are expected to hold their options. Volatility reflects historical movements in Mondelēz International’s stock price for a period commensurate with the expected life of the options. Dividend yield is estimated over the expected life of the options based on Mondelēz International’s stated dividend policy.

A summary of stock option activity related to our shares for both our and Mondelēz International employees for the year ended December 29, 2012 is presented below. All awards granted have been adjusted to reflect the conversion as of the Spin-Off. With respect to the Mondelēz International stock options granted prior to the Spin-Off, the converted options retained the vesting schedule and expiration date of the original stock options. Stock option activity for the year ended December 29, 2012 was:

	Shares Subject to Option	Weighted- Average Exercise Price	Average Remaining Contractual Term	Aggregate Intrinsic Value

Balance at January 1, 2012	–	$–
Options converted on October 1, 2012 in connection with the Spin-Off	17,834,682	32.36
Options granted	–	–
Options exercised	(496,440)	28.61
Options cancelled	(152,461)	33.98

Balance at December 29, 2012	17,185,781	32.45	7 years	$206 million

Exercisable at December 29, 2012	8,088,080	29.00	6 years	$125 million

The total intrinsic value of options exercised subsequent to the Spin-Off was $8 million in 2012. Cash received from options exercised was $15 million in 2012. The actual tax benefit realized for the tax deductions from the option exercises totaled $1 million in 2012.

Restricted Stock, RSUs, and Performance Shares:

We may grant shares of restricted stock or RSUs to eligible employees and directors, giving them, in most instances, all of the rights of shareholders, except that they may not sell, assign, pledge, or otherwise encumber the shares. Shares of restricted stock and RSUs are subject to forfeiture if certain employment conditions are not met. Restricted stock and RSUs generally vest on the third anniversary of the grant date.

Shares granted in connection with our performance share plan, and in connection with Mondelēz International’s long-term incentive plan prior to the Spin-Off, vest based on varying performance, market, and service conditions. The unvested shares have no voting rights and do not pay dividends.

The fair value of the restricted stock, RSUs, and Performance Shares at the date of grant is amortized to earnings over the restriction period. Subsequent to the Spin-Off, we recorded compensation expense related to restricted stock, RSUs, and Performance Shares of $11 million in 2012. The deferred tax benefit recorded related to this compensation expense was $4 million in 2012. The unamortized compensation expense related to our restricted stock, RSUs, and Performance Shares was $67 million at December 29, 2012 and is expected to be recognized over a weighted-average period of two years.

Our restricted stock, RSU, and Performance Share activity for the year ended December 29, 2012 was:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share

Balance at January 1, 2012	–	$–
Converted on October 1, 2012 in connection with the Spin-Off	3,606,583	34.49
Granted	426,194	41.95
Vested	(43,490)	33.77
Forfeited	(68,746)	34.08

Balance at December 29, 2012	3,920,541	35.32

The weighted-average grant date fair value of our RSUs granted was $18 million, or $41.95 per restricted or deferred share, in the fourth quarter of 2012. The vesting date fair value of restricted stock, RSUs, and Performance Shares was $2 million in 2012.

Note 10. Postemployment Benefit Plans

We provide a range of benefits to our employees and retired employees. These include pension benefits, postretirement health care benefits, and other postemployment benefits, as follows:

•

Pension benefits – We provide pension coverage to certain U.S. and non-U.S. employees through separate plans. Local statutory requirements govern many of these plans. U.S. salaried and non-union hourly employees hired prior to 2009 are eligible to participate in our U.S. pension plans. As of December 31, 2019, we will freeze U.S. pension plans for U.S. salaried and non-union hourly employees who are currently earning pension benefits. We will calculate the pension benefits using the continuing pay and service through December 31, 2019. The pension benefits of our unionized workers are in accordance with the applicable collective bargaining agreement covering their employment.

•

Postretirement benefits – Our U.S. and Canadian subsidiaries provide health care and other postretirement benefits to most retirees. U.S. salaried and non-union hourly employees hired prior to 2004 are eligible to participate in our U.S. postretirement benefit plans. The postretirement benefits of our unionized workers are in accordance with the applicable collective bargaining agreement covering their employment.

•

Other postemployments benefits – Our other postemployment benefits consist primarily of severance. These plans cover most salaried and certain hourly employees, and their cost is charged to expense over the working life of the covered employees.

Our Participation in Mondelēz International’s Pension and Other Postemployment Benefit Plans and the Spin-Off Impact:

Prior to the Spin-off, Mondelēz International provided defined benefit pension, postretirement health care, defined contribution, and multiemployer pension and medical benefits to our eligible employees and retirees. As such, we applied the multiemployer plan accounting approach and these liabilities were not reflected in our consolidated balance sheets. We provided pension coverage for certain employees of our Canadian operations through separate plans and certain pension and postemployment benefits of our Canadian operations, which were included in our financial statements prior to the Spin-Off. As part of the Spin-Off, the plans were split and we assumed the obligations previously provided by Mondelēz International. Accordingly, Mondelēz International transferred to us the plan assets and liabilities associated with our active, retired, and other former employees, including liabilities for most of the retired North American Mondelēz International employees. We assumed net benefit plan liabilities of $5.5 billion from Mondelēz International, which was in addition to the $0.1 billion of net benefit plan liabilities we had previously reported in our historical financial statements, for a total liability of $5.6 billion on October 1, 2012.

Total Mondelēz International benefit plan costs allocated to us were $491 million in the first nine months of 2012 prior to the Spin-Off, $497 million in 2011, and $486 million in 2010. The expense allocations for these benefits were determined based on a review of personnel by business unit and based on allocations of corporate or other shared functional personnel. These allocated costs are reflected in our cost of sales and selling, general and administrative expenses. These costs were funded through intercompany transactions with Mondelēz International and were reflected within the parent company investment equity balance. Our allocated expenses in connection with the pension plans were $283 million in 2012, $261 million in 2011, and $248 million in 2010. Our allocated expenses in connection with the postretirement plans were $142 million in 2012, $160 million in 2011, and $166 million in 2010.

Pension Plans

Obligations and Funded Status:

The projected benefit obligations, plan assets, and funded status of our pension plans at December 29, 2012 and December 31, 2011 were:

	U.S. Plans		Non-U.S. Plans
	2012	2011	2012	2011
	(in millions)

Benefit obligation at beginning of year	$–	$–	$573	$512
Service cost	32	–	12	7
Interest cost	70	–	32	26
Benefits paid	(154)	–	(47)	(40)
Actuarial (gains) / losses	(25)	–	52	73
Currency	–	–	3	(7)
Transfer from Mondelēz International	7,207	–	790	–
Other	–	–	3	2

Benefit obligation at end of year	7,130	–	1,418	573

Fair value of plan assets at beginning of year	–	–	470	473
Actual return on plan assets	122	–	68	18
Contributions	7	–	38	24
Benefits paid	(154)	–	(47)	(40)
Currency	–	–	3	(5)
Transfer from Mondelēz International	5,485	–	557	–

Fair value of plan assets at end of year	5,460	–	1,089	470

Net pension liability recognized at end of year	$(1,670)	$–	$(329)	$(103)

The accumulated benefit obligation, which represents benefits earned to the measurement date, was $6,802 million at December 29, 2012 for the U.S. pension plans. The accumulated benefit obligation for the non-U.S. pension plans was $1,303 million at December 29, 2012 and $527 million at December 31, 2011.

The combined U.S. and non-U.S. pension plans resulted in a net pension liability of $1,999 million at December 29, 2012 and $103 million at December 31, 2011. We recognized these amounts in our consolidated balance sheets at December 29, 2012 and December 31, 2011 as follows:

	2012	2011
	(in millions)

Prepaid pension assets	$15	$14
Other current liabilities	(24)	–
Accrued pension costs	(1,990)	(117)

	$(1,999)	$(103)

Certain of our U.S. and non-U.S. plans are underfunded and have accumulated benefit obligations in excess of plan assets. For these plans, the projected benefit obligations, accumulated benefit obligations, and the fair value of plan assets at December 29, 2012 and December 31, 2011 were:

	U.S. Plans		Non-U.S. Plans
	2012	2011	2012	2011
	(in millions)

Projected benefit obligation	$7,130	$–	$1,319	$478
Accumulated benefit obligation	6,802	–	1,205	432
Fair value of plan assets	5,460	–	975	360

We used the following weighted-average assumptions to determine our benefit obligations under the pension plans at December 29, 2012 and December 31, 2011:

	U.S. Plans		Non-U.S. Plans
	2012	2011	2012	2011

Discount rate	4.05%	N/A	4.00%	4.25%
Rate of compensation increase	4.00%	N/A	3.00%	3.00%

Components of Net Pension Cost:

Net pension cost consisted of the following for the years ended December 29, 2012, December 31, 2011, and December 31, 2010:

	U.S. Plans			Non-U.S. Plans
	2012	2011	2010	2012	2011	2010
	(in millions)

Service cost	$32	$–	$–	$12	$7	$7
Interest cost	70	–	–	32	26	24
Expected return on plan assets	(105)	–	–	(43)	(35)	(31)
Market-based changes	(46)	–	–	17	68	3
Actuarial losses	5	–	–	11	16	2
Amortization of prior service cost	1	–	–	–	–	–

Net pension cost	$(43)	$–	$–	$29	$82	$5

We determine the expected return on plan assets based on asset fair values as of the measurement date.

As of December 29, 2012, we expected to amortize an estimated $4 million of prior service cost from accumulated other comprehensive earnings / (losses) into net periodic pension cost for the combined U.S. and non-U.S. pension plans during 2013.

We used the following weighted-average assumptions to determine our net pension cost for the years ended December 29, 2012 and December 31, 2011:

	U.S. Plans			Non-U.S. Plans
	2012	2011	2010	2012	2011	2010
Discount rate	3.85%	N/A	N/A	4.03%	5.00%	5.25%
Expected rate of return on plan assets	8.00%	N/A	N/A	7.04%	7.36%	7.36%
Rate of compensation increase	4.00%	N/A	N/A	3.00%	3.00%	3.00%

Year-end discount rates for our U.S. and non-U.S. plans were developed from a model portfolio of high quality, fixed-income debt instruments with durations that match the expected future cash flows of the benefit obligations. We determine our expected rate of return on plan assets from the plan assets’ historical long-term investment performance, current and future asset allocation, and estimates of future long-term returns by asset class.

Plan Assets:

The fair value of pension plan assets at December 29, 2012 was determined using the following fair value measurements:

Asset Category	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)

Non-U.S. equity securities	$707	$707	$–	$–
Pooled funds-equity securities	3,269	–	3,269	–

Total equity securities	3,976	707	3,269	–

Government bonds	584	543	41	–
Pooled funds-fixed-income securities	429	–	429	–
Corporate bonds and other fixed-income securities	1,301	–	1,294	7

Total fixed-income securities	2,314	543	1,764	7

Real estate	186	–	–	186
Other	7	7	–	–

Total	$6,483	$1,257	$5,033	$193

We excluded plan assets of $66 million at December 29, 2012 from the above table related to certain insurance contracts as they are reported at contract value, in accordance with authoritative guidance.

The fair value of pension plan assets at December 31, 2011 was determined using the following fair value measurements:

Asset Category	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)

Non-U.S. equity securities	$38	$38	$–	$–
Pooled funds-equity securities	229	–	229	–

Total equity securities	267	38	229	–

Pooled funds-fixed-income securities	197	–	197	–
Corporate bonds and other fixed-income securities	6	–	6	–

Total fixed-income securities	203	–	203	–

Total	$470	$38	$432	$–

Fair value measurements:

•	Level 1 – includes primarily non-U.S. equity securities and certain government bonds valued using quoted prices in active markets.
•

Level 2 – includes primarily pooled funds valued using net asset values of participation units held in common collective trusts, as reported by the managers of the trusts and as supported by the unit prices of actual purchase and sale transactions. Level 2 plan assets also include corporate bonds and other fixed-income securities, valued using independent observable market inputs, such as matrix pricing, yield curves, and indices.

•	Level 3 – includes investments valued using unobservable inputs that reflect the plans’ assumptions that market participants would use in pricing the assets, based on the best information available.
•

Fair value estimates for pooled funds are calculated by the investment advisor when reliable quotations or pricing services are not readily available for certain underlying securities. The estimated value is based on either cost, or last sale price for most of the securities valued in this fashion.

•

Fair value estimates for limited partnership and private equity investments are calculated by the general partners using the market approach to estimate the fair value of private investments. The market approach utilizes prices and other relevant information generated by market transactions, type of security, degree of liquidity, restrictions on the disposition, latest round of financing data, company financial statements, relevant valuation multiples, and discounted cash flow analyses.

•

Fair value estimates for real estate investments are calculated by the investment managers using the present value of future cash flows expected to be received from the investments, based on valuation methodologies such as appraisals, local market conditions, and current and projected operating performance.

•

Fair value estimates for investments in hedge fund-of-funds are calculated by the investment managers using the net asset value per share of the investment as reported by the money managers of the underlying funds.

•	Fair value estimates for insurance contracts are calculated based on the future stream of benefit payments discounted using prevailing interest rates based on the valuation date.

Changes in our Level 3 plan assets, which are recorded in operations, for the year ended December 29, 2012 included:

Asset Category	January 1, 2012 Balance	Net Realized and Unrealized Gains/(Losses)	Net Purchases, Issuances and Settlements	Net Transfers Into/(Out of) Level 3	Currency Impact	December 29, 2012 Balance
	(in millions)
Corporate bonds and other fixed-income securities	$–	$–	$7	$–	$–	$7
Real Estate	–	(1)	187	–	–	186

Total Level 3 investments	$–	$(1)	$194	$–	$–	$193

In connection with the Spin-Off, Mondelēz International transferred to us $3 million of corporate bonds and other fixed-income securities and $187 million of real estate which are classified as Level 3 pension assets.

Changes in our Level 3 plan assets, which are recorded in operations, for the year ended December 31, 2011 included:

Asset Category	January 1, 2011 Balance	Net Realized and Unrealized Gains/(Losses)	Net Purchases, Issuances and Settlements	Net Transfers Into/(Out of) Level 3	Currency Impact	December 31, 2011 Balance
	(in millions)
Corporate bond and other fixed-income securities	6	–	(6)	–	–	–

Total Level 3 investments	$6	$–	$(6)	$–	$–	$–

The percentage of fair value of pension plan assets at December 29, 2012 and December 31, 2011 was:

	U.S. Plans		Non-U.S. Plans
Asset Category	2012	2011	2012	2011

Equity securities	61%	N/A	64%	57%
Fixed-income securities	36%	N/A	35%	43%
Real estate	3%	N/A	–	–
Other	–	N/A	1%	–

Total	100%	N/A	100%	100%

During 2013, we expect to begin a new liability-driven investment strategy. This strategy, which will be phased in over the next several years, better aligns our pension assets with the projected benefit obligation to reduce volatility by investing approximately 80% of our plan assets in fixed-income securities and approximately 20% in equity securities.

As of December 29, 2012, approximately 36% of our U.S. plan assets are in fixed-income securities and approximately 61% are in equity securities. The strategy uses actively managed and indexed U.S. investment grade fixed-income securities (which constitute 95% or more of fixed-income securities) with lesser allocations to high yield fixed-income securities, indexed U.S. equity securities, and actively managed and indexed international equity securities.

For the plans outside the U.S., the investment strategy is subject to local regulations and the asset / liability profiles of the plans in each individual country. In aggregate, the asset allocation targets of our non-U.S. plans are broadly characterized as a mix of 70% equity securities and 30% fixed-income securities. The other asset balance of our non-U.S. plans at December 29, 2012 primarily related to $7 million in cash accounts.

We attempt to maintain our target asset allocation by rebalancing between asset classes as we make contributions and monthly benefit payments.

Employer Contributions:

In order to align cash flows with expenses and reduce volatility, we have executed a level funding strategy. For our U.S. qualified pension plans, in 2013, we are currently only required to make a nominal cash contribution under the Pension Protection Act of 2006. However, based our level funding strategy, we estimate that 2013 pension contributions will be approximately $420 million to our U.S. plans and approximately $205 million to our non-U.S. plans. We expect to contribute approximately $225 million annually in 2014 and thereafter. Of the total 2013 pension contributions, approximately $540 million is expected to be voluntary. Our actual contributions may be different due to many factors, including changes in tax and other benefit laws, significant differences between expected and actual pension asset performance or interest rates, or other factors. In 2012, we contributed $7 million to our U.S. pension plans and $35 million to our non-U.S. pension plans. We did not make any voluntary contributions to our pension plans in 2012. We make contributions to our U.S. and non-U.S. pension plans, primarily, to the extent that they are tax deductible. In addition, employees contributed $3 million to our non-U.S. plans.

Future Benefit Payments:

The estimated future benefit payments from our pension plans at December 29, 2012 were:

	U.S. Plans	Non-U.S. Plans
	(in millions)

2013	$445	$75
2014	448	75
2015	459	75
2016	467	75
2017	476	75
2018-2022	2,474	380

Other Costs:

Subsequent to the Spin-Off, we made contributions to multiemployer pension plans of $1 million in 2012. These plans provide pension benefits to retirees under certain collective bargaining agreements. We also sponsor and contribute to employee savings plans. These plans cover eligible salaried, non-union, and union employees. Our contributions and costs are determined by the matching of employee contributions, as defined by the plans. Amounts charged to expense for defined contribution plans totaled $12 million in 2012 subsequent to the Spin-Off.

Postretirement Benefit Plans

Obligations:

Our postretirement health care plans are not funded. The changes in and the amount of the accrued benefit obligation at December 29, 2012 and December 31, 2011 were:

	2012	2011
	(in millions)

Accrued benefit obligation at beginning of year	$–	$–
Service cost	8	–
Interest cost	32	–
Benefits paid	(49)	–
Plan amendments	–	–
Currency	(2)	–
Actuarial losses	187	–
Transfer from Mondelēz International	3,562	–

Accrued benefit obligation at end of year	$3,738	$–

The current portion of our accrued postretirement benefit obligation of $236 million at December 29, 2012 was included in accrued postretirement health care costs.

We used the following weighted-average assumptions to determine our postretirement benefit obligations at December 29, 2012 and December 31, 2011:

	2012	2011
Discount rate	3.89%	N/A
Health care cost trend rate assumed for next year	7.53%	N/A
Ultimate trend rate	5.03%	N/A
Year that the rate reaches the ultimate trend rate	2023	N/A

Year-end discount rates for our U.S. and non-U.S. plans were developed from a model portfolio of high quality, fixed-income debt instruments with durations that match the expected future cash flows of the benefit obligations. Our expected health care cost trend rate is based on historical costs.

Assumed health care cost trend rates have a significant impact on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects as of December 29, 2012:

	One-Percentage-Point
	Increase	Decrease
	(in millions)

Effect on annual service and interest cost	$6	$(5)
Effect on postretirement benefit obligation	453	(374)

Components of Net Postretirement Health Care Costs:

Net postretirement health care costs consisted of the following for the years ended December 29, 2012, December 31, 2011, and December 31, 2010:

	2012	2011	2010
	(in millions)

Service cost	$8	$–	$–
Interest cost	32	–	–
Amortization of prior service credit	(7)	–	–
Market-based changes	250	–	–
Actuarial (gains)	(62)	–	–

Net postretirement health care costs	$221	$–	$–

As of December 29, 2012, we expected to amortize an estimated $26 million of prior service credit from accumulated other comprehensive earnings / (losses) into net postretirement health care costs during 2013.

We used the following weighted-average assumptions to determine our net postretirement cost for the years ended December 29, 2012, December 31, 2011, and December 31, 2010:

	2012	2011	2010

Discount rate	3.61%	N/A	N/A
Health care cost trend rate	7.06%	N/A	N/A

Future Benefit Payments:

Our estimated future benefit payments for our postretirement health care plans at December 29, 2012 were:

(in millions)
2013	$241
2014	243
2015	245
2016	246
2017	248
2018-2022	1,243

Other Costs:

We made contributions to multiemployer medical plans totaling $5 million in 2012. These plans provide medical benefits to active employees and retirees under certain collective bargaining agreements.

Other Postemployment Benefit Plans

Obligations:

Our other postemployment plans are primarily not funded. The changes in and the amount of the accrued benefit obligation at December 29, 2012 and December 31, 2011 were:

	2012	2011
	(in millions)

Accrued benefit obligation at beginning of year	$52	$26
Service cost	4	2
Interest cost	2	1
Benefits paid	(10)	(15)
Assumption changes	–	16
Actuarial losses	(1)	6
Transfer from Mondelēz International	15	–
Other	1	16

Accrued benefit obligation at end of year	$63	$52

In 2011, we recorded a Canadian postemployment plan, which was partially funded, with a net liability balance of approximately $16 million. The liability was recorded in other above. The accrued benefit obligation was determined using a weighted-average discount rate of 2.6% in 2012 and 3.4% in 2011, an assumed ultimate annual turnover rate of 0.5% in 2012 and 2011, a weighted-average assumed compensation cost increase of 3.5% in 2012 and 4.0% in 2011, and assumed benefits as defined in the respective plans.

Other postemployment costs arising from actions that offer employees benefits in excess of those specified in the respective plans are charged to expense when incurred.

Components of Net Postemployment Costs:

Net postemployment costs consisted of the following for the years ended December 29, 2012, December 31, 2011, and December 31, 2010:

	2012	2011	2010
	(in millions)

Service cost	$4	$2	$2
Interest cost	2	1	2
Market-based changes	2	2	–
Actuarial (gains) / losses	(1)	21	(1)
Other	–	16	–

Net postemployment costs	$7	$42	$3

Other postemployment costs primarily relate to the recognition of the partially funded Canadian postemployment plan.

As of December 29, 2012, we do not expect to amortize any prior service cost / (credit) for the other postemployment benefit plans from accumulated other comprehensive earnings / (losses) into net postemployment costs during 2013.

Note 11. Financial Instruments

Fair Value of Derivative Instruments:

The fair values of derivative instruments recorded in the consolidated balance sheet as of December 29, 2012 and December 31, 2011 were:

	2012		2011
	Asset	Liability	Asset	Liability
	Derivatives	Derivatives	Derivatives	Derivatives
	(in millions)		(in millions)

Derivatives designated as hedging instruments:
Commodity contracts	$7	$11	$9	$2
Foreign exchange contracts	8	3	3	–
Interest rate contracts	–	–	–	25

	$15	$14	$12	$27

Derivatives not designated as hedging instruments:
Commodity contracts	24	34	50	68

Total fair value	$39	$48	$62	$95

The fair value of our asset derivatives is recorded within other current assets and the fair value of our liability derivatives is recorded within other current liabilities.

The fair values of our derivative instruments at December 29, 2012 were determined using:

		Quoted Prices in
		Active Markets	Significant	Significant
	Total	for Identical	Other Observable	Unobservable
	Fair Value of Net	Assets	Inputs	Inputs
	Asset /(Liability)	(Level 1)	(Level 2)	(Level 3)
	(in millions)

Commodity contracts	$(14)	$(7)	$(7)	$–
Foreign exchange contracts	5	–	5	–
Interest rate contracts	–	–	–	–

Total derivatives	$(9)	$(7)	$(2)	$–

The fair values of our derivative instruments at December 31, 2011 were determined using:

		Quoted Prices in
		Active Markets	Significant	Significant
	Total	for Identical	Other Observable	Unobservable
	Fair Value of Net	Assets	Inputs	Inputs
	Asset /(Liability)	(Level 1)	(Level 2)	(Level 3)
	(in millions)

Commodity contracts	$(11)	$(4)	$(7)	$–
Foreign exchange contracts	3	–	3	–
Interest rate contracts	(25)	–	(25)	–

Total derivatives	$(33)	$(4)	$(29)	$–

Level 2 financial assets and liabilities consist of commodity forwards and options; foreign exchange forwards, currency swaps, and options; and interest rate swaps. Commodity derivatives are valued using an income approach based on the observable market commodity index prices less the contract rate multiplied by the notional amount or based on pricing models which rely on market observable inputs such as commodity prices. Foreign currency contracts are valued using an income approach based on observable market forward rates less the contract rate multiplied by the notional amount. Our calculation of the fair value of interest rate swaps is derived from a discounted cash flow analysis based on the terms of the contract and the observable market interest rate curve. Our calculation of the fair value of financial instruments takes into consideration the risk of nonperformance, including counterparty credit risk.

Derivative Volume:

The net notional values of our derivative instruments as of December 29, 2012 and December 31, 2011 were:

	2012	2011
	(in millions)

Commodity contracts	$518	$891
Foreign exchange contracts	947	59
Interest rate contracts	–	1,000

Cash Flow Hedges:

Cash flow hedge activity, net of income taxes, within accumulated other comprehensive earnings / (losses) included:

	2012	2011	2010
	(in millions)

Accumulated other comprehensive earnings / (losses) at beginning of period	$(18)	$32	$(3)
Unrealized gain / (loss) in fair value	(199)	(4)	35
Transfer of realized (gains) / losses in fair value to earnings	69	(46)	–
Transfer from Mondelēz International	(4)	–	–

Accumulated other comprehensive earnings / (losses) at end of period	$(152)	$(18)	$32

The unrealized gains / (losses), net of income taxes, recognized in other comprehensive income / (loss) were:

	2012	2011	2010
	(in millions)

Commodity contracts	$(57)	$16	$37
Foreign exchange contracts	(5)	(4)	(2)
Interest rate contracts	(137)	(16)	–

Total	$(199)	$(4)	$35

In connection with the $6.0 billion of senior unsecured notes we issued on June 4, 2012, we entered into an interest rate swap. We recorded the loss related to that interest rate contract in accumulated other comprehensive earnings / (losses). We expect to transfer these losses into earnings over the life of the related debt.

The gains / (losses), net of income taxes, reclassified from accumulated other comprehensive earnings / (losses) into earnings were:

	2012	2011	2010
	(in millions)

Commodity contracts	$(49)	$52	$4
Foreign exchange contracts	(1)	(6)	(4)
Interest rate contracts	(19)	–	–

Total	$(69)	$46	$–

The gains / (losses) on ineffectiveness recognized in earnings were:

	2012	2011	2010
	(in millions)

Commodity contracts	$(4)	$2	$(6)
Interest rate contracts	(23)	–	–

Total	$(27)	$2	$(6)

We record the pre-tax gain or loss reclassified from accumulated other comprehensive earnings / (losses) into earnings, and the gain or loss on ineffectiveness in:

•	cost of sales for commodity contracts;
•	cost of sales for foreign exchange contracts related to forecasted transactions; and
•	interest and other expense, net for interest rate contracts and foreign exchange contracts related to intercompany loans.

We expect to transfer unrealized losses of $13 million (net of taxes) for commodity cash flow hedges, unrealized losses of $1 million (net of taxes) for foreign exchange contracts, and unrealized losses of $8 million (net of taxes) for interest rate cash flow hedges to earnings during the next 12 months.

As of December 29, 2012, we had hedged forecasted transactions for the following durations:

•	commodity transactions for periods not exceeding the next 15 months;
•	foreign currency transactions for periods not exceeding the next 6 years; and
•	interest rate transactions for periods not exceeding the next 29 years and 5 months.

Economic Hedges:

Gains / (losses) recorded in earnings for economic hedges which are not designated as hedging instruments included:

				Location of
				Gain /(Loss)
	Gain / (Loss) Recognized in Earnings			Recognized
	2012	2011	2010	in Earnings
		(in millions)

Commodity contracts	36	31	36	Cost of sales

Note 12. Commitments and Contingencies

Legal Proceedings:

We are routinely involved in legal proceedings, claims, and governmental inspections or investigations (“Legal Matters”) arising in the ordinary course of our business.

On March 1, 2011, the Starbucks Coffee Company (“Starbucks”) took control of the Starbucks packaged coffee business (“Starbucks CPG business”) in grocery stores and other channels. Starbucks did so without our authorization and in what we contend is a violation and breach of our license and supply agreement with Starbucks related to the Starbucks CPG business. The dispute is in arbitration in Chicago, Illinois. While we remain the named party in the proceeding, under the Separation and Distribution Agreement between Mondelēz International and us, we will direct any recovery we are awarded in the arbitration proceeding to Mondelēz International. Mondelēz International will reimburse us for any costs and expenses we incur in connection with the arbitration.

While we cannot predict with certainty the results of our dispute with Starbucks or any other Legal Matters in which we are currently involved, we do not expect that the ultimate costs to resolve any of these Legal Matters will have a material adverse effect on our financial results.

Third-Party Guarantees:

We have third-party guarantees primarily covering certain long-term obligations of our vendors. As part of those transactions, we guarantee that third parties will make contractual payments or achieve performance measures. At December 29, 2012, the carrying amount of our third-party guarantees on our consolidated balance sheet and the maximum potential payment under these guarantees was $22 million. We have off-balance sheet guarantees primarily covering third-party contractual payments related to leased properties. At December 29, 2012, the maximum potential payments under these off-balance sheet guarantees was $42 million. Substantially all of these guarantees expire at various times through 2027.

As of December 29, 2012, Mondelēz International and three of its indirect wholly owned subsidiaries, including a subsidiary that became our indirect wholly owned subsidiary as a result of the Spin-Off, are joint and several guarantors of $1.0 billion of indebtedness issued by Cadbury Schweppes US Finance LLC and maturing on October 1, 2013. Under the Separation and Distribution Agreement between Mondelēz International and us, Mondelēz International has agreed to indemnify us in the event our subsidiary is called upon to satisfy its obligation under the guarantee. Accordingly, we have no obligation included on our balance sheets for this guarantee.

Leases:

Rental expenses were $150 million in 2012, $169 million in 2011, and $168 million in 2010. As of December 29, 2012, minimum rental commitments under non-cancelable operating leases in effect at year-end were (in millions):

2013	$115
2014	93
2015	59
2016	47
2017	38
Thereafter	90

Total	$442

Note 13. Income Taxes

Earnings from continuing operations before income taxes and the provision for income taxes consisted of the following for the years ended December 29, 2012, December 31, 2011, and December 31, 2010:

	2012	2011	2010
	(in millions)

Earnings from continuing operations before income taxes:
United States	$2,156	$2,650	$2,706
Outside United States	297	226	296

Total	$2,453	$2,876	$3,002

Provision for income taxes:
United States federal:
Current	$209	$816	$1,000
Deferred	424	43	(88)

	633	859	912
State and local:
Current	54	169	115
Deferred	43	9	(7)

	97	178	108

Total United States	730	1,037	1,020

Outside United States:
Current	78	77	69
Deferred	3	(13)	23

Total outside United States	81	64	92

Total provision for income taxes	$811	$1,101	$1,112

In 2010, we also recognized tax expense of $1.2 billion related to the earnings and gain from discontinued operations from the sale of the Frozen Pizza business.

Our unrecognized tax benefits of $258 million at December 29, 2012 are included in other current liabilities and other liabilities. If we had recognized all of these benefits, the net impact on our income tax provision would have been $173 million. The amount of net unrecognized tax benefits could decrease by $10 million to $25 million during the next 12 months. We include accrued interest and penalties related to uncertain tax positions in our tax provision. We accrued interest and penalties of $80 million as of January 1, 2012 and $67 million as of December 29, 2012. Our 2012 provision for income taxes included $18 million for interest and penalties and we paid interest and penalties of $4 million during 2012.

The changes in our unrecognized tax benefits for the years ended December 29, 2012, December 31, 2011, and December 31, 2010 were:

	2012	2011	2010
	(in millions)

Beginning of year	$371	$329	$237
Increases from positions taken during prior periods	11	34	3
Decreases from positions taken during prior periods	(90)	(19)	(21)
Increases from positions taken during the current period	16	33	104
Net transfers to / from Mondelēz International	(9)	–	–
(Decreases) / increases relating to settlements with taxing authorities	(33)	(13)	5
Currency / other	(8)	7	1

End of year	$258	$371	$329

Our U.S. operations are included in Mondelēz International’s U.S. federal consolidated income tax returns for tax years through October 1, 2012. In July 2012, Mondelēz International reached a final resolution on a U.S. federal income tax audit of the 2004-2006 tax years and on a Canadian income tax audit of certain matters related to the 2003-2006 tax years. The U.S. federal statute of limitations remains open for tax year 2007 and forward, and federal income tax returns for 2007-2009 are currently under examination. U.S. state and local and foreign jurisdictions have statutes of limitations generally ranging from three to five years unless we agree to an extension. In Canada, our only significant foreign jurisdiction, the earliest open tax year is 2005.

We have entered into a tax sharing agreement with Mondelēz International, which provides that for periods prior to October 1, 2012, Mondelēz International is liable for and has indemnified us against all U.S. federal income taxes and substantially all foreign income taxes, excluding Canadian income taxes; and that we are liable for and have indemnified Mondelēz International against U.S. state income taxes and Canadian federal and provincial income taxes. However, if we breach certain covenants or other obligations or are involved in certain change-in-control transactions, Mondelēz International may not be required to indemnify us for income taxes arising pursuant to the Spin-Off. Similarly, if Mondelēz International breaches certain covenants or other obligations or are involved in other change-in-control transactions, we may not be required to indemnify them for income taxes arising pursuant to the Spin-Off.

At December 29, 2012, applicable U.S. federal income taxes and foreign withholding taxes had not been provided on approximately $24 million of unremitted earnings of foreign subsidiaries that are intended to be indefinitely reinvested for continued use in foreign operations. We currently have outside tax basis in excess of book basis in certain foreign subsidiaries in which earnings are indefinitely reinvested. The tax consequences of repatriation of these earnings would be insignificant.

The effective income tax rate on pre-tax earnings differed from the U.S. federal statutory rate for the following reasons for the years ended December 29, 2012, December 31, 2011, and December 31, 2010:

	2012		2011		2010

U.S. federal statutory rate	35.0%		35.0%		35.0%
Increase / (decrease) resulting from:
U.S. state and local income taxes, net of federal tax benefit excluding IRS audit impacts	2.8%		3.9%		2.7%
U.S. federal and state reserves on IRS audit settlements	(1.3%	)	1.1%		(0.7%	)
Increase of other tax accruals	0.2%		–		–
Domestic manufacturing deduction	(2.7%	)	(1.7%	)	(2.1%	)
U.S. health care legislation	–		–		2.6%
Foreign rate differences	(1.1%	)	(0.3%	)	(0.8%	)
Other	0.2%		0.3%		0.3%

Effective tax rate	33.1%		38.3%		37.0%

Our 2012 effective tax rate included net tax benefits of $33 million from discrete one-time events, primarily from various U.S. federal, foreign, and state tax audit developments during the year.

Our 2011 effective tax rate included net tax costs of $52 million, primarily due to various U.S. federal and state tax audit developments during the year as well as the revaluation of state deferred tax assets and liabilities resulting from state tax legislation enacted in 2011.

Our 2010 effective tax rate included net tax costs of $32 million, primarily due to a $79 million write-off of deferred tax assets as a result of the U.S. health care legislation enacted in March 2010 partially offset by the federal and state impacts from the favorable resolution of a federal tax audit.

The tax effects of temporary differences that gave rise to deferred income tax assets and liabilities consisted of the following at December 29, 2012 and December 31, 2011:

	2012	2011
	(in millions)

Deferred income tax assets:
Pension benefits	$730	$25
Postretirement benefits	1,418	–
Other employee benefits	102	126
Promotion related	94	70
Other	348	372

Total deferred income tax assets	2,692	593

Valuation allowance	(26)	(34)

Net deferred income tax assets	$2,666	$559

Deferred income tax liabilities:
Trade names	$(977)	$(952)
Property, plant and equipment	(969)	(958)
Debt exchange	(418)	–
Other	(17)	(12)

Total deferred income tax liabilities	(2,381)	(1,922)

Net deferred income tax assets / (liabilities)	$285	$(1,363)

On October 1, 2012, Mondelēz International transferred to us $2,623 million of net deferred tax assets and $2,458 million of deferred tax liabilities. At December 29, 2012, our deferred income tax liabilities of $2,381 million included a $418 million deferred tax liability related to the debt exchange in which $3.6 billion of Mondelēz International debt was exchanged for our debt.

Note 14. Accumulated Other Comprehensive Earnings / (Losses)

Total accumulated other comprehensive earnings / (losses) consists of net earnings / (losses) and other changes in business equity from transactions and other events from sources other than shareholders. It includes foreign currency translation gains and losses, defined postemployment benefit plan adjustments, and unrealized gains and losses from derivative instruments designated as cash flow hedges. The components of and changes in accumulated other comprehensive earnings / (losses) were as follows:

				Accumulated Other Comprehensive

	Foreign	Postemployment	Derivative
	Currency	Benefit Plan	Hedging	Earnings /
	Adjustments	Adjustments	Gains /(Losses)	(Losses)
	(in millions)

Balances at January 1, 2010	$(100)	$–	$(3)	$(103)
Foreign currency adjustments	93	–	–	93
Unrealized gain / (loss) in fair value	–	–	35	35

Balances at December 31, 2010	$(7)	$–	$32	$25

Foreign currency adjustments	(100)	–	–	(100)
Unrealized gain / (loss) in fair value	–	–	(4)	(4)
Transfer of realized (gains) / losses in fair value to earnings	–	–	(46)	(46)

Balances at December 31, 2011	$(107)	$–	$(18)	$(125)

Foreign currency adjustments	36	–	–	36
Unrealized gain / (loss) in fair value	–	–	(199)	(199)
Transfer of realized (gains) / losses in fair value to earnings	–	–	69	69
Net transfers to / from Mondelēz International	–	–	(4)	(4)
Amortization of prior service costs / (credits)	–	(4)	–	(4)
Consummation of spin-off transaction on October 1, 2012	(288)	55	–	(233)

Balances at December 29, 2012	$(359)	$51	$(152)	$(460)

Note 15. Earnings Per Share (“EPS”)

We grant shares of restricted stock and restricted stock units that are considered to be participating securities. Due to the presence of participating securities, we have calculated our earnings per share using the two–class method.

	For the Years Ended
	December 29,	December 31,	December 31,
	2012	2011	2010
	(in millions, except per share data)

Basic EPS:
Net earnings from continuing operations	$1,642	$1,775	$1,890
Earnings and gain from discontinued operations	–	–	1,644

Net earnings	1,642	1,775	3,534
Earnings allocated to participating securities	5	–	–

Earnings available to common shareholders—basic	$1,637	$1,775	$3,534
Weighted-average common shares outstanding	591	591	591
Continuing operations	$2.77	$3.00	$3.20
Discontinued operations	–	–	2.78

Net earnings	$2.77	$3.00	$5.98

Diluted EPS:
Net earnings from continuing operations	$1,642	$1,775	$1,890
Earnings and gain from discontinued operations	–	–	1,644

Net earnings	1,642	1,775	3,534
Earnings allocated to participating securities	5	–	–

Earnings available to common shareholders—diluted	1,637	1,775	3,534
Weighted-average common shares outstanding	591	591	591
Effect of dilutive securities	5	–	–

Weighted-average common shares, including dilutive effect	596	591	591
Continuing operations	$2.75	$3.00	$3.20
Discontinued operations	–	–	2.78

Net earnings	$2.75	$3.00	$5.98

On October 1, 2012, Mondelēz International distributed 592 million shares of Kraft Foods Group common stock to Mondelēz International’s shareholders. Holders of Mondelēz International common stock received one share of Kraft Foods Group common stock for every three shares of Mondelēz International common stock held on September 19, 2012. Basic and diluted earnings per common share and the average number of common shares outstanding as of December 31, 2011 and December 31, 2010 were retrospectively restated for the number of Kraft Foods Group shares outstanding immediately following this transaction. The same number of shares was used to calculate basic and diluted earnings per share as of December 31, 2011 and December 31, 2010 since no Kraft Foods Group equity awards were outstanding prior to the Spin-Off.

We exclude antidilutive Kraft Foods Group stock options from our calculation of weighted-average shares for diluted EPS. Antidilutive options were insignificant for the year ended December 29, 2012.

Note 16. Segment Reporting

We manufacture and market food and beverage products, including refrigerated meals, refreshment beverages and coffee, cheese, and other grocery products, primarily in the United States and Canada. We manage and report operating results through five reportable segments. Our reportable segments are Beverages, Cheese, Refrigerated Meals, Grocery, and International & Foodservice.

Management uses segment operating income to evaluate segment performance and allocate resources. We believe it is appropriate to disclose this measure to help investors analyze segment performance and trends. Segment operating income excludes unrealized gains and losses on hedging activities (which are a component of cost of sales), certain components of our postemployment benefit plans (which is a component of cost of sales and selling, general and administrative expenses), and general corporate expenses (which are a component of selling, general and administrative expenses) for all periods presented. We exclude the unrealized gains and losses on hedging activities from segment operating income in order to provide better transparency of our segment operating results. Once realized, the gains and losses on hedging activities are recorded within segment operating results. We exclude certain components of our postemployment benefit plans from segment operating income because we centrally manage postemployment benefit plan funding decisions and the determination of discount rate, expected rate of return on plan assets and other actuarial assumptions. We also manage market-based impacts to these benefit plans centrally. Therefore, we allocate only the service cost component of our pension plan expense to segment operating income. Furthermore, we centrally manage interest and other expense, net. Accordingly, we do not present these items by segment because they are excluded from the segment profitability measure that management reviews. We use the same accounting policies for the segments as those described in Note 1, Summary of Significant Accounting Policies.

Our segment results were:

	For the Years Ended
	December 29,	December 31,	December 31,
	2012	2011	2010
		(in millions)

Net revenues:
Beverages	$2,734	$3,006	$3,212
Cheese	3,845	3,810	3,528
Refrigerated Meals	3,296	3,328	3,131
Grocery	4,551	4,556	4,313
International & Foodservice	3,913	3,955	3,613

Net revenues	$18,339	$18,655	$17,797

	For the Years Ended
	December 29,	December 31,	December 31,
	2012	2011	2010
		(in millions)

Earnings from continuing operations before income taxes:
Operating income:
Beverages	$260	$450	$564
Cheese	618	629	598
Refrigerated Meals	379	319	268
Grocery	1,304	1,316	1,246
International & Foodservice	481	484	476
Unrealized gains / (losses) on hedging activities	13	(64)	28
Certain postemployment benefit plan costs	(305)	(240)	(130)
General corporate expenses	(80)	(66)	(85)

Operating income	2,670	2,828	2,965
Interest and other expense, net	(258)	(7)	(6)
Royalty income from Mondelēz International	41	55	43

Earnings from continuing operations before income taxes	$2,453	$2,876	$3,002

Our largest customer, Wal-Mart Stores, Inc., accounted for approximately 25% of consolidated net revenues in 2012, 24% in 2011 and 25% in 2010.

On March 1, 2011, Starbucks took control of the Starbucks CPG business in grocery stores and other channels. The results of the Starbucks CPG business were included primarily in our Beverages and International & Foodservice segments through March 1, 2011. See our discussion of legal proceedings within Note 12, Commitments and Contingencies, for additional information.

In connection with our Restructuring Program, we recorded restructuring charges of $141 million, implementation costs of $131 million, and Spin-Off transition costs of $31 million in 2012. We recorded the restructuring charges in operations, as a part of asset impairment and exit costs, the implementation costs in operations, as a part of cost of sales and selling, general and administrative expenses, and the Spin-Off transition costs in operations, as part of selling, general and administrative expenses. See Note 6, Restructuring Program, for restructuring costs by segment.

Included within our segment results are sales to Mondelēz International which totaled $114 million in 2012, $100 million in 2011, and $79 million in 2010.

Total assets, depreciation expense and capital expenditures by segment were:

	As of
	December 29,	December 31,
	2012	2011
	(in millions)

Total assets:
Beverages	$2,547	$2,836
Cheese	4,355	4,156
Refrigerated Meals	2,234	2,151
Grocery	7,809	7,723
International & Foodservice	3,924	3,194
Unallocated assets (1)	2,460	1,479

Total assets	$23,329	$21,539

(1)	Unallocated assets consist primarily of cash and cash equivalents, deferred income taxes, centrally held property, plant and equipment, prepaid pension assets, and derivative financial instrument balances.

	For the Years Ended
	December 29,	December 31,	December 31,
	2012	2011	2010
	(in millions)

Depreciation expense:
Beverages	$72	$66	$73
Cheese	119	80	67
Refrigerated Meals	76	83	61
Grocery	94	97	98
International & Foodservice	67	38	38

Total – continuing operations	428	364	337
Discontinued operations	–	–	17

Total depreciation expense	$428	$364	$354

Depreciation expense includes accelerated depreciation on assets. See Note 6, Restructuring Program, for more information.

	For the Years Ended
	December 29,	December 31,	December 31,
	2012	2011	2010
	(in millions)

Capital expenditures:
Beverages	$129	$121	$88
Cheese	84	72	88
Refrigerated Meals	83	88	109
Grocery	100	79	96
International & Foodservice	44	41	65

Total – continuing operations	440	401	446
Discontinued operations	–	–	2

Total capital expenditures	$440	$401	$448

Geographic data for net revenues, long-lived assets, and total assets were:

	For the Years Ended
	December 29, 2012	December 31, 2011	December 31, 2010
	(in millions)

Net revenues:
United States	$15,820	$16,187	$15,541
Canada	2,305	2,266	2,078
Exports	214	202	178

Total net revenues	$18,339	$18,655	$17,797

	As of
	December 29, 2012	December 31, 2011
	(in millions)

Long-lived assets:
United States	$15,766	$16,750
Canada	2,740	1,517

Total long-lived assets	$18,506	$18,267

Total assets:
United States	$19,920	$19,624
Canada	3,409	1,915

Total assets	$23,329	$21,539

Note 17. Quarterly Financial Data (Unaudited)

	2012 Quarters
	First	Second	Third	Fourth
	(in millions, except per share data)

Net revenues	$4,453	$4,786	$4,606	$4,494
Gross profit	$1,449	$1,636	$1,589	$1,166
Net earnings	$483	$603	$466	$90
Per share data:
Basic earnings per share	$0.82	$1.02	$0.79	$0.15

Diluted earnings per share	$0.82	$1.02	$0.79	$0.15

Dividends declared	$–	$–	$–	$0.50
Market price (1) – high	$–	$–	$47.30	$48.00
– low	$–	$–	$43.06	$42.00

(1)	Our common stock began “when issued” trading on September 17, 2012.

	2011 Quarters
	First	Second	Third	Fourth
	(in millions, except per share data)

Net revenues	$4,405	$4,741	$4,474	$5,035
Gross profit	$1,516	$1,550	$1,365	$1,411
Net earnings	$482	$543	$432	$318
Per share data:
Basic earnings per share	$0.82	$0.92	$0.73	$0.54

Diluted earnings per share	$0.82	$0.92	$0.73	$0.54

Dividends declared	$–	$–	$–	$–
Market price – high	$–	$–	$–	$–
– low	$–	$–	$–	$–

In connection with our Restructuring Program, we accelerated the depreciation associated with certain equipment and facilities. We recorded this additional depreciation expense within cost of sales. We included this expense in asset impairment and exit costs in prior quarters. We have revised these previous periods to correct to our current presentation. The impact was insignificant. See Note 6, Restructuring Program, for more information.

Basic and diluted EPS are computed independently for each of the periods presented. Accordingly, the sum of the quarterly EPS amounts may not equal the total for the year.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our CEO and CFO, with other members of management, evaluated the effectiveness of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934 Rule 13a-15(e)) as of the end of the period covered by this report. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 29, 2012.

Internal Control Over Financial Reporting and Changes in Internal Control Over Financial Reporting

Management’s annual report on internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) of the Exchange Act) is set forth below. The related report of our independent registered public accounting firm is contained in Part II, Item 8 of this report and is incorporated herein by reference.

Our CEO and CFO, with other members of management, evaluated the changes in our internal control over financial reporting during the quarter ended December 29, 2012. We determined that there were no changes in our internal control over financial reporting during the quarter ended December 29, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Management on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934, as amended. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those written policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets;
•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles;
•	provide reasonable assurance that receipts and expenditures are being made only in accordance with management and director authorization; and
•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 29, 2012. Management based this assessment on criteria described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on this assessment, management determined that, as of December 29, 2012, we maintained effective internal control over financial reporting.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, who audited the consolidated financial statements included in this Annual Report on Form 10-K, has also audited the effectiveness of our internal control over financial reporting as of December 29, 2012 as stated in their report which appears herein.

March 21, 2013

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Information required by this Item 10 is included under the headings “Election of Directors,” “Corporate Governance – Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance – Governance Guidelines and Codes of Conduct,” and “Board Committees and Membership – Audit Committee” in our definitive Proxy Statement for our Annual Meeting of Shareholders scheduled to be held on May 22, 2013 (“2013 Proxy Statement”). This information is incorporated by reference into this Annual Report on Form 10-K.

The information on our Web site is not, and shall not be deemed to be, a part of this Annual Report on Form 10-K or incorporated into any other filings we make with the SEC.

Item 11.  Executive Compensation.

Information required by this Item 11 is included under the headings “Board Committees and Membership – Compensation Committee,” “Compensation of Non-Employee Directors,” “Compensation Discussion and Analysis,” and “Executive Compensation Tables” in our 2013 Proxy Statement. This information is incorporated by reference into this Annual Report on Form 10-K.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The number of shares to be issued upon exercise or vesting of awards issued under, and the number of shares remaining available for future issuance under, our equity compensation plans at December 29, 2012 were:

Equity Compensation Plan Information

			Number of securities
			remaining available for
	Number of securities to	Weighted-average	future issuance under
	be issued upon exercise	exercise price of	equity compensation plans
	of outstanding options,	outstanding options,	(excluding securities
	warrants and rights (3)	warrants and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders (1)	19,672,738	$32.45	56,955,320	(4)

Equity compensation plans not approved by security holders (2)	–	–	5,000,000

Total	19,672,738	$32.45	61,955,320

(1)	Approved by Mondelēz International, our former parent, prior to the Spin-Off.
(2)	Consists of our Management Stock Purchase Plan under which certain employees can defer up to 50% of their annual bonus into Kraft stock-based deferred compensation units and receive a company match of 25% of the deferred amount in Kraft restricted stock units that vest after three years. Under this plan, we do not intend to issue new shares of common stock for the Kraft stock-based deferred compensation units, but purchase the shares from the open market. The matching shares will be granted from the 2012 Plan.
(3)	Includes vesting of deferred and long-term incentive plan stock.
(4)	Includes 11,500,000 shares available for issuance under our Employee Stock Purchase Plan. This plan allows employees to purchase shares of Kraft common stock at a discount of 85% of the market price of Kraft common stock on the date of purchase. Under this plan, we do not intend to issue new shares, but purchase the shares from the open market.

Information related to the security ownership of certain beneficial owners and management is included in our 2013 Proxy Statement under the heading “Ownership of Equity Securities” and is incorporated by reference into this Annual Report on Form 10-K.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Information required by this Item 13 is included under the headings “Certain Relationships and Transactions with Related Persons” and “Corporate Governance – Director Independence” in our 2013 Proxy Statement. This information is incorporated by reference into this Annual Report on Form 10-K.

Item 14.  Principal Accountant Fees and Services.

Information required by this Item 14 is included under the heading “Board Committees and Membership – Audit Committee” in our 2013 Proxy Statement. This information is incorporated by reference into this Annual Report on Form 10-K.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a)	Index to Consolidated Financial Statements and Schedules

Schedules other than those listed above have been omitted either because such schedules are not required or are not applicable.

(b)	The following exhibits are filed as part of, or incorporated by reference into, this Annual Report:

2.1	Separation and Distribution Agreement between Mondelēz International, Inc. (formerly known as Kraft Foods Inc.) and Kraft Foods Group, Inc., dated as of September 27, 2012 (incorporated by reference to Exhibit 2.1 to Amendment No. 1 to our Registration Statement on Form S-4 filed with the SEC on October 26, 2012 (Reg. No. 333-184314)).

2.2	Canadian Asset Transfer Agreement between Mondelez Canada Inc. and Kraft Canada Inc., dated as of September 29, 2012 (incorporated by reference to Exhibit 2.2 to Amendment No. 2 to our Registration Statement on Form S-4 filed with the SEC on December 4, 2012 (Reg. No. 333-184314)).

2.3	Master Ownership and License Agreement Regarding Patents, Trade Secrets and Related Intellectual Property between Kraft Foods Global Brands LLC, Kraft Foods Group Brands LLC, Kraft Foods UK Ltd. and Kraft Foods R&D Inc., dated as of October 1, 2012 (incorporated by reference to Exhibit 2.3 to Amendment No. 2 to our Registration Statement on Form S-4 filed with the SEC on December 4, 2012 (Reg. No. 333-184314)).

2.4	Master Ownership and License Agreement Regarding Trademarks and Related Intellectual Property between Kraft Foods Global Brands LLC and Kraft Foods Group Brands LLC., dated as of September 27, 2012 (incorporated by reference to Exhibit 2.4 to Amendment No. 2 to our Registration Statement on Form S-4 filed with the SEC on December 4, 2012 (Reg. No. 333-184314)).

3.1	Amended and Restated Articles of Incorporation of Kraft Foods Group, Inc. (incorporated by reference to Exhibit 3.1 to our Registration Statement on Form 10 filed with the SEC on July 17, 2012 (File No. 001-35491)).

3.2	Amended and Restated Bylaws of Kraft Foods Group, Inc., effective December 10, 2012 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on December 14, 2012).

4.1	Indenture by and between Kraft Foods Group, Inc. and Deutsche Bank Trust Company Americas, as trustee, dated as of June 4, 2012 (incorporated by reference to Exhibit 10.4 to our Registration Statement on Form 10 filed with the SEC on June 21, 2012 (File No. 001-35491)).

4.2	Supplemental Indenture No. 1 by and between Kraft Foods Group, Inc., Mondelēz International, Inc. (formerly known as Kraft Foods Inc.), as guarantor, and Deutsche Bank Trust Company Americas, as trustee, dated as of June 4, 2012 (incorporated by reference to Exhibit 10.5 to our Registration Statement on Form 10 filed with the SEC on June 21, 2012 (File No. 001-35491)).

4.3	Supplemental Indenture No. 2 by and between Kraft Foods Group, Inc., Mondelēz International, Inc. (formerly known as Kraft Foods Inc.), as guarantor, and Deutsche Bank Trust Company Americas, as trustee, dated as of July 18, 2012 (incorporated by reference to Exhibit 10.27 to our Registration Statement on Form 10 filed with the SEC on August 6, 2012 (File No. 001-35491)).

10.1	$3,000,000,000 Five-Year Revolving Credit Agreement, by and among Kraft Foods Group, Inc., Mondelēz International, Inc. (formerly known as Kraft Foods Inc.), as guarantor, the initial lenders named therein, JPMorgan Chase Bank, N.A. and Barclays Bank plc, as co-administrative agents, JPMorgan Chase Bank, N.A., as paying agent, Citibank, N.A. and The Royal Bank of Scotland plc, as co-syndication agents, and Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., HSBC Securities (USA) Inc. and Wells Fargo Bank, National Association, as co-documentation agents, dated as of May 18, 2012 (incorporated by reference to Exhibit 10.2 to Amendment No.1 to our Registration Statement on Form S-4 filed with the SEC on October 26, 2012 (Reg. No. 333-184314)).

10.2	Tax Sharing and Indemnity Agreement by and between Mondelēz International, Inc. (formerly known as Kraft Foods Inc.) and Kraft Foods Group, Inc., dated as of September 27, 2012 (incorporated by reference to Exhibit 10.3 to Amendment No. 1 to our Registration Statement on Form S-4 filed with the SEC on October 26, 2012 (Reg. No. 333-184314)).

10.3	Employee Matters Agreement between Mondelēz International, Inc. (formerly known as Kraft Foods Inc.) and Kraft Foods Group, Inc., dated as of September 27, 2012 (incorporated by reference to Exhibit 10.4 to Amendment No. 1 to our Registration Statement on Form S-4 filed with the SEC on October 26, 2012 (Reg. No. 333-184314)).

10.4	Master General Transition Services Agreement between Kraft Foods Group, Inc. and Mondelēz Global LLC, dated as of September 27, 2012 (incorporated by reference to Exhibit 10.8 to Amendment No. 2 to our Registration Statement on Form S-4 filed with the SEC on December 4, 2012 (Reg. No. 333-184314)).*

10.5	Master Information Technology Transition Services Agreement between Kraft Foods Group, Inc. and Mondelēz Global LLC, dated as of September 27, 2012 (incorporated by reference to Exhibit 10.10 to Amendment No. 2 to our Registration Statement on Form S-4 filed with the SEC on December 4, 2012 (Reg. No. 333-184314)).*

10.6	Kraft Foods Group, Inc. Change in Control Plan for Key Executives, adopted as of October 2, 2012 (incorporated by reference to Exhibit 10.19 to Amendment No. 2 to our Registration Statement on Form S-4 filed with the SEC on December 4, 2012 (Reg. No. 333-184314)).+

10.7	Kraft Foods Group, Inc. Deferred Compensation Plan for Non-Management Directors (incorporated by reference to Exhibit 4.3 to our Registration Statement on Form S-8 filed with the SEC on September 12, 2012 (Reg. No. 333-183867)).+

10.8	Kraft Foods Group, Inc. 2012 Performance Incentive Plan (incorporated by reference to Exhibit 4.3 to our Registration Statement on Form S-8 filed with the SEC on September 12, 2012 (Reg. No. 333-183868)).+

10.9	Kraft Foods Group, Inc. Management Stock Purchase Plan (incorporated by reference to Exhibit 4.3 to our Registration Statement on Form S-8 filed with the SEC on November 9, 2012 (Reg. No. 333-184872)).+

10.10	Form of Indemnity Agreement between Kraft Foods Group, Inc. and Non-Management Directors (incorporated by reference to Exhibit 10.24 to our Registration Statement on Form 10 filed with the SEC on July 17, 2012 (File No. 001-35491)).+

10.11	Form of Indemnity Agreement between Kraft Foods Group, Inc. and Directors and Officers (incorporated by reference to Exhibit 10.25 to our Registration Statement on Form 10 filed with the SEC on July 17, 2012 (File No. 001-35491)).+

10.12	Offer of Employment Letter between Mondelēz International, Inc. (formerly known as Kraft Foods Inc.) and John T. Cahill, dated December 3, 2011 (incorporated by reference to Exhibit 10.1 to our Registration Statement on Form 10 filed with the SEC on April 2, 2012 (File No. 001-35491)).+

10.13	Offer of Employment Letter between Mondelēz International, Inc. (formerly known as Kraft Foods Inc.) and Robert J. Gorski, dated April 25, 2012 (incorporated by reference to Exhibit 10.26 to our Registration Statement on Form 10 filed with the SEC on August 6, 2012 (File No. 001-35491)).+

10.14	Offer of Employment Letter between Mondelēz International, Inc. (formerly known as Kraft Foods Inc.) and Kim K. W. Rucker, dated July 16, 2012 (incorporated by reference to Exhibit 10.25 to Amendment No. 2 to our Registration Statement on Form S-4 filed with the SEC on December 4, 2012 (Reg. No. 333-184314)).+

10.15	Letter Agreement between Kraft Foods Group, Inc. and Timothy R. McLevish, dated November 21, 2012.+

10.16	Form of Kraft Foods Group, Inc. 2012 Performance Incentive Plan Global Restricted Stock Unit Agreement.+

10.17	Form of Kraft Foods Group, Inc. 2012 Performance Incentive Plan Global Stock Option Award Agreement.+

11.1	Computation of Per Share Earnings.**

12.1	Ratios of Earnings to Fixed Charges.

18.1	Letter from PricewaterhouseCoopers LLP related to change in preferable accounting principles dated March 21, 2013.

21.1	List of subsidiaries of Kraft Foods Group, Inc.

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a 14(a)/15d 14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a 14(a)/15d 14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	The following materials from Kraft’s Annual Report on Form 10-K for the year ended December 29, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Earnings, (ii) the Consolidated Statements of Comprehensive Earnings, (iii) the Consolidated Statements of Equity, (iv) the Consolidated Balance Sheets, (v) the Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements, tagged as blocks of text, and (vii) document and entity information.

*	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment and have been separately filed with the SEC.

**	Data required by Item 601(b)(11) of Regulation S-K is provided in Note 15 to the consolidated financial statements in this Report.

+	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KRAFT FOODS GROUP, INC.

By:	/S/ TIMOTHY R. MCLEVISH
Timothy R. McLevish
Executive Vice President
and Chief Financial Officer

Date:	March 21, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signature	Title	Date

/S/ W. ANTHONY VERNON W. Anthony Vernon	Chief Executive Officer and Director	March 21, 2013

/S/ TIMOTHY R. MCLEVISH Timothy R. McLevish	Executive Vice President and Chief Financial Officer	March 21, 2013

/S/ JAMES KEHOE James Kehoe	Senior Vice President, Corporate Finance (Principal Accounting Officer)	March 21, 2013

/S/ JOHN T. CAHILL John T. Cahill	Executive Chairman	March 21, 2013

/S/ ABELARDO E. BRU Abelardo E. Bru	Director	March 21, 2013

/S/ L. KEVIN COX L. Kevin Cox	Director	March 21, 2013

/S/ MYRA M. HART Myra M. Hart	Director	March 21, 2013

/S/ PETER B. HENRY Peter B. Henry	Director	March 21, 2013

/S/ JEANNE P. JACKSON Jeanne P. Jackson	Director	March 21, 2013

/S/ TERRY J. LUNDGREN Terry J. Lundgren	Director	March 21, 2013

/S/ MACKEY J. MCDONALD Mackey J. McDonald	Director	March 21, 2013

/S/ JOHN C. POPE John C. Pope	Director	March 21, 2013

/S/ E. FOLLIN SMITH E. Follin Smith	Director	March 21, 2013

Kraft Foods Group, Inc.

Valuation and Qualifying Accounts

For the Years Ended December 29, 2012, December 31, 2011, and December 31, 2010

(in millions)

Col. A	Col. B	Col. C		Col. D	Col. E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
			(a)	(b)

2012:
Allowances related to accounts receivable	$23	$9	$–	$4	$28
Allowance for deferred taxes	34	(4)	–	4	26

	$57	$5	$–	$8	$54

2011:
Allowances related to accounts receivable	$22	$5	$(2)	$2	$23
Allowance for deferred taxes	22	12	–	–	34

	$44	$17	$(2)	$2	$57

2010:
Allowances related to accounts receivable	$28	$(1)	$4	$9	$22
Allowance for deferred taxes	–	22	–	–	22

	$28	$21	$4	$9	$44

Notes:

(a)	Primarily related to divestitures and currency translation.
(b)	Represents charges for which allowances were created.

S-1