Form 10-Q
period 2013-03-30
Kraft Foods Group, Inc.
filed 2013-05-03
CIK 1545158

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2013

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

At April 27, 2013, there were 594,470,696 shares of the registrant’s common stock outstanding.

Kraft Foods Group, Inc.

In this report, “Kraft Foods Group,” “we,” “us,” and “our” refers to Kraft Foods Group, Inc.

i

PART I – FINANCIAL INFORMATION

Item 1.   Financial Statements.

Kraft Foods Group, Inc.

Condensed Consolidated Statements of Earnings

(in millions of U.S. dollars, except per share data)

(Unaudited)

	For the Three Months Ended
	March 30, 2013	March 31, 2012

Net revenues	$4,546	$4,453
Cost of sales	3,043	3,004

Gross profit	1,503	1,449

Selling, general and administrative expenses	632	670
Asset impairment and exit costs	62	38

Operating income	809	741

Interest and other expense, net	(123)	(2)
Royalty income from Mondelēz International	–	12

Earnings before income taxes	686	751

Provision for income taxes	230	268

Net earnings	$456	$483

Per share data:
Basic earnings per share:	$0.77	$0.82

Diluted earnings per share:	$0.76	$0.82

Dividends declared	$0.50	$–

See accompanying notes to the condensed consolidated financial statements.

Kraft Foods Group, Inc.

Condensed Consolidated Statements of Comprehensive Earnings

(in millions of U.S. dollars)

(Unaudited)

	For the Three Months Ended
	March 30, 2013	March 31, 2012

Net earnings	$456	$483
Other comprehensive earnings / (losses):
Currency translation adjustment	(18)	48
Pension and other benefits:
Amortization of prior service credits	(5)	–
Tax benefit	2	–
Derivatives accounted for as hedges:
Net derivative (losses) / gains	(4)	10
Amounts reclassified from accumulated other comprehensive earnings	10	13
Tax expense	(2)	(9)

Total other comprehensive (losses) / earnings	(17)	62

Comprehensive earnings	$439	$545

See accompanying notes to the condensed consolidated financial statements.

Kraft Foods Group, Inc.

Condensed Consolidated Balance Sheets

(in millions of U.S. dollars)

(Unaudited)

	March 30,	December 29,
	2013	2012

ASSETS
Cash and cash equivalents	$1,181	$1,255
Receivables (net of allowances of $27 in 2013 and $28 in 2012)	1,278	1,089
Inventories, net	1,948	1,928
Deferred income taxes	403	420
Other current assets	144	131

Total current assets	4,954	4,823

Property, plant and equipment, net	4,026	4,204
Goodwill	11,319	11,346
Intangible assets, net	2,631	2,631
Other assets	337	325

TOTAL ASSETS	$23,267	$23,329

LIABILITIES
Current portion of long-term debt	$3	$5
Accounts payable	1,463	1,556
Accrued marketing	626	740
Accrued employment costs	97	194
Other current liabilities	1,178	1,111

Total current liabilities	3,367	3,606

Long-term debt	9,966	9,966
Deferred income taxes	296	288
Accrued pension costs	1,947	1,990
Accrued post retirement health care costs	3,504	3,502
Other liabilities	445	405

TOTAL LIABILITIES	19,525	19,757

Commitments, Contingencies and Debt (Note 9)

EQUITY
Common Stock, no par value (594,687,319 shares issued in 2013 and 592,783,696 in 2012)	–	–
Additional paid-in capital	4,291	4,240
Retained deficit	(48)	(206)
Accumulated other comprehensive losses	(477)	(460)
Treasury stock, at cost	(24)	(2)

TOTAL EQUITY	3,742	3,572

TOTAL LIABILITIES AND EQUITY	$23,267	$23,329

See accompanying notes to the condensed consolidated financial statements.

Kraft Foods Group, Inc.

Condensed Consolidated Statements of Equity

(in millions of U.S. dollars)

(Unaudited)

	Kraft Foods Group Shareholders’ Equity
	Common Stock	Additional Paid-in Capital	Parent Company Investment	Retained Earnings / (Deficit)	Accumulated Other Comprehensive Losses	Treasury Stock	Total Equity

Balances at January 1, 2012	$–	$–	$16,713	$–	$(125)	$–	$16,588
Comprehensive earnings / (losses):
Net earnings	–	–	1,552	90	–	–	1,642
Net transfers to / from Mondelēz International	–	–	(10,595)	–	(4)	–	(10,599)
Consummation of spin-off transaction on October 1, 2012	–	4,208	(7,670)	–	(233)	–	(3,695)
Other comprehensive losses, net of income taxes	–	–	–	–	(98)	–	(98)
Exercise of stock options and issuance of other stock awards	–	32	–	–	–	(2)	30
Dividends declared ($0.50 per share)	–	–	–	(296)	–	–	(296)

Balances at December 29, 2012	$–	$4,240	$–	$(206)	$(460)	$(2)	$3,572
Net earnings	–	–	–	456	–	–	456
Other comprehensive losses, net of income taxes	–	–	–	–	(17)	–	(17)
Exercise of stock options, issuance of other stock awards, and other	–	51	–	–	–	(22)	29
Dividends declared ($0.50 per share)	–	–	–	(298)	–	–	(298)

Balances at March 30, 2013	$–	$4,291	$–	$(48)	$(477)	$(24)	$3,742

See accompanying notes to the condensed consolidated financial statements.

Kraft Foods Group, Inc.

Condensed Consolidated Statements of Cash Flows

(in millions of U.S. dollars)

(Unaudited)

	For the Three Months Ended
	March 30, 2013	March 31, 2012

CASH PROVIDED BY / (USED IN) OPERATING ACTIVITIES
Net earnings	$456	$483
Adjustments to reconcile net earnings to operating cash flows:
Depreciation	102	79
Stock-based compensation expense	15	14
Deferred income tax provision	33	3
Asset impairments	33	32
Other non-cash expense, net	25	5
Change in assets and liabilities:
Receivables, net	(165)	(255)
Inventories, net	(26)	(229)
Accounts payable	(52)	(145)
Other current assets	(7)	(43)
Other current liabilities	(140)	(35)
Change in pension and postretirement assets and liabilities, net	(42)	(1)

Net cash provided by / (used in) operating activities	232	(92)

CASH PROVIDED BY / (USED IN) INVESTING ACTIVITIES
Capital expenditures	(85)	(91)
Proceeds from sale of property, plant and equipment	101	–

Net cash provided by / (used in) investing activities	16	(91)

CASH PROVIDED BY / (USED IN) FINANCING ACTIVITIES
Repayments of short-term borrowings	–	(2)
Dividends paid	(296)	–
Net transfers from Mondelēz International	–	145
Proceeds from stock option exercises	33	–
Other financing activities	(55)	43

Net cash (used in) / provided by financing activities	(318)	186

Effect of exchange rate changes on cash and cash equivalents	(4)	–

Cash and cash equivalents:
Increase	(74)	3
Balance at beginning of period	1,255	–

Balance at end of period	$1,181	$3

See accompanying notes to the condensed consolidated financial statements.

Kraft Foods Group, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1.   Background and Basis of Presentation

Our interim condensed consolidated financial statements are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted. It is management’s opinion that these financial statements include all normal and recurring adjustments necessary for a fair presentation of our financial position and operating results.

The condensed consolidated balance sheet data as of December 29, 2012 was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. You should read these statements in conjunction with our audited consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended December 29, 2012.

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

Prior to the Spin-Off on October 1, 2012, our financial statements were prepared on a stand-alone basis and were derived from the consolidated financial statements and accounting records of Mondelēz International. Our financial statements for those periods included certain expenses of Mondelēz International which were allocated to us for certain functions, including general corporate expenses related to finance, legal, information technology, human resources, compliance, shared services, insurance, employee benefits and incentives, and stock-based compensation. These expenses were allocated in our historical results of operations on the basis of direct usage when identifiable, with the remainder allocated on the basis of revenue, operating income, or headcount. We consider the expense allocation methodology and results to be reasonable for all periods presented. However, these allocations were not necessarily indicative of the actual expenses we would have incurred as an independent public company or of the costs we will incur in the future, and may differ substantially from the allocations we agreed to in the various separation agreements.

Subsequent Events:

We evaluated subsequent events and have reflected accounting and disclosure requirements related to material subsequent events in our financial statements and related notes.

Note 2.   Inventories

Inventories at March 30, 2013 and December 29, 2012 were:

	March 30, 2013	December 29, 2012
	(in millions)

Raw materials	$532	$535
Work in process	349	326
Finished product	1,067	1,067

Inventories, net	$1,948	$1,928

Note 3.   Property, Plant and Equipment

Property, plant and equipment at March 30, 2013 and December 29, 2012 were:

	March 30, 2013	December 29, 2012
	(in millions)

Land and land improvements	$82	$119
Buildings and building improvements	1,804	1,996
Machinery and equipment	5,882	5,922
Construction in progress	414	365

	8,182	8,402
Accumulated depreciation	(4,156)	(4,198)

Property, plant and equipment, net	$4,026	$4,204

In the three months ended March 30, 2013, we sold and leased back two of our headquarters facilities for a loss of approximately $31 million. We received net proceeds of $101 million in connection with the sales.

Note 4.   Goodwill and Intangible Assets

Goodwill by reportable segment at March 30, 2013 and December 29, 2012 was:

	March 30, 2013	December 29, 2012
	(in millions)

Beverages	$1,290	$1,290
Cheese	3,000	3,000
Refrigerated Meals	985	985
Grocery	4,216	4,216
International & Foodservice	1,828	1,855

Goodwill	$11,319	$11,346

Intangible assets were $2.6 billion at March 30, 2013 and December 29, 2012 and consist primarily of indefinite-lived trademarks on brands remaining in our portfolio that we acquired through our former parent company’s acquisition of Nabisco Holdings Corp.

Note 5.   Restructuring Program

Our Board of Directors has approved a $650 million restructuring program consisting of up to $260 million of restructuring costs, up to $320 million of implementation costs, and up to $70 million of Spin-Off transition costs (“Restructuring Program”). Restructuring charges reflect primarily severance, asset disposals, voluntary early retirement program and other manufacturing-related costs. Implementation costs are directly attributable to restructuring activities; however, they do not qualify for special accounting treatment as exit or disposal activities. These costs primarily relate to reorganization costs related to our sales function, the information systems infrastructure, and accelerated depreciation on assets. Spin-Off transition costs have not been allocated to the segments because they consist mostly of professional service fees within the finance, legal, and information system functions.

As of March 30, 2013, we have incurred Restructuring Program charges of $422 million since the inception of the Restructuring Program, of which $193 million were cash expenditures. We expect to complete the Restructuring Program by the end of 2014.

We recorded Restructuring Program costs and spending in the condensed consolidated financial statements as follows:

	For the Three Months Ended
	March 30, 2013	March 31, 2012
	(in millions)

Restructuring costs - Asset impairment and exit costs	$62	$38
Implementation costs - Cost of sales	24	16
Implementation costs - Selling, general and administrative expenses	20	1
Spin-Off transition costs - Selling, general and administrative expenses	13	–

	$119	$55

Non-cash costs incurred	$71	$32
Cash spent	40	8

Restructuring Program Costs by Segment:

During the three months ended March 30, 2013 and March 31, 2012, we recorded Restructuring Program costs within segment operating income as follows:

	For the Three Months Ended March 30, 2013
	Restructuring Costs	Implementation Costs	Spin-Off Transition Costs	Total
	(in millions)

Beverages	$12	$10	$–	$22
Cheese	16	18	–	34
Refrigerated Meals	11	4	–	15
Grocery	17	6	–	23
International & Foodservice	6	6	–	12
Corporate expenses	–	–	13	13

Total	$62	$44	$13	$119

	For the Three Months Ended March 31, 2012
	Restructuring	Implementation	Spin-Off Transition
	Costs	Costs	Costs	Total
	(in millions)

Beverages	$6	$–	$–	$6
Cheese	6	13	–	19
Refrigerated Meals	6	–	–	6
Grocery	13	–	–	13
International & Foodservice	7	4	–	11
Corporate expenses	–	–	–	–

Total	$38	$17	$–	$55

Restructuring Costs:

At March 30, 2013, the restructuring costs liability within other current liabilities was as follows:

	Severance and Related Costs	Asset Write-downs	Total
	(in millions)

Liability balance, December 30, 2012	$44	$–	$44
Charges	29	33	62
Cash spent	(20)	–	(20)
Non-cash settlements	(17)	(33)	(50)

Liability balance, March 30, 2013	$36	$–	$36

Note 6.   Stock Plans

Stock Options:

In February 2013, as part of our annual equity program, we granted 2.8 million stock options to eligible employees at an exercise price of $46.74. During the three months ended March 30, 2013, 1.1 million stock options were exercised with a total intrinsic value of $19 million.

Restricted Stock, Restricted Stock Units, and Performance Shares:

In aggregate, we issued 0.9 million restricted stock units (“RSUs”) and Performance Shares during the three months ended March 30, 2013 with a weighted-average market value per share of $42.64.

•	In February 2013, as part of our annual equity program, we issued 0.7 million RSUs at a market value of $46.74 per share.
•

During the three months ended March 30, 2013, we issued 0.2 million Performance Shares with a weighted average market value of $29.70 per share. These shares were primarily issued in connection with Mondelēz International’s long-term incentive plan awards granted in 2010 which vested in the first quarter of 2013. These shares were adjusted and converted into new equity awards using a formula designed to preserve the value of the awards immediately prior to the Spin-Off.

During the three months ended March 30, 2013, 1.3 million shares of restricted stock, RSUs and Performance Shares vested at a market value of $62 million.

Prior to the Spin-Off, our employees participated in various Mondelēz International stock-based compensation plans. As such, we were allocated $14 million associated with these plans in the first three months of 2012. In connection with the Spin-Off, we were required to reimburse Mondelēz International for their stock awards that were granted to our employees, and Mondelēz International was required to reimburse us for our stock awards that were granted to their employees. We settled the net amount we owed of $55 million in March 2013.

Note 7.   Postemployment Benefit Plans

Pension Plans

Components of Net Pension Cost:

Net periodic pension cost consisted of the following for the three months ended March 30, 2013 and March 31, 2012:

	U.S. Plans		Non-U.S. Plans
	For the Three Months Ended		For the Three Months Ended
	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012
	(in millions)

Service cost	$31	$–	$6	$2
Interest cost	71	–	14	6
Expected return on plan assets	(79)	–	(15)	(11)
Amortization of prior service cost	1	–	–	–
Other	17	–	–	–

Net pension cost	$41	$–	$5	$(3)

Net pension cost included $17 million of special termination benefits associated with our voluntary early retirement program as of March 30, 2013.

Employer Contributions:

During the three months ended March 30, 2013, we contributed $59 million to our U.S. pension plans and $16 million to our non-U.S. pension plans. Based on our contribution strategy, we plan to make further contributions of approximately $360 million to our U.S. plans and approximately $190 million to our non-U.S. plans during the remainder of 2013. However, our actual contributions may differ due to many factors, including changes in tax and other benefit laws, tax deductibility, significant differences between expected and actual pension asset performance or interest rates, or other factors.

Postretirement Benefit Plans

Components of Net Postretirement Health Care Costs:

Net postretirement health care costs consisted of the following for the three months ended March 30, 2013 and March 31, 2012:

	For the Three Months Ended
	March 30, 2013	March 31, 2012
	(in millions)

Service cost	$9	$–
Interest cost	35	–
Amortization of prior service credit	(6)	–
Other	2	–

Net postretirement health care costs	$40	$–

Net postretirement health care costs included $2 million of special termination benefits associated with our voluntary early retirement program as of March 30, 2013.

Other Postemployment Benefit Plans

Components of Net Postemployment Costs:

Net postemployment costs consisted of $1 million of service cost for the three months ended March 30, 2013 and March 31, 2012.

Our Participation in Mondelēz International’s Pension and Other Postemployment Benefit Plans and the Spin-Off Impact

Prior to the Spin-Off, our employees participated in various Mondelēz International pension, postretirement, and other postemployment benefit plans. As such, we were allocated $133 million associated with these plans in the first three months of 2012.

Note 8.   Financial Instruments

See our consolidated financial statements for the year ended December 29, 2012 and related notes in our Annual Report on Form 10-K for additional information on our accounting and purpose for entering into derivatives and our overall risk management strategies.

Fair Value of Derivative Instruments:

Derivative instruments were recorded at fair value in the condensed consolidated balance sheets as of March 30, 2013 and December 29, 2012 as follows:

	March 30, 2013		December 29, 2012
	Assets	Liabilities	Assets	Liabilities
	(in millions)

Derivatives designated as hedging instruments:
Commodity contracts	$5	$21	$7	$11
Foreign exchange contracts	20	–	8	3

	$25	$21	$15	$14

Derivatives not designated as hedging instruments:
Commodity contracts	$19	$22	$24	$34

Total fair value	$44	$43	$39	$48

The fair value of our asset derivatives is recorded within other current assets, and the fair value of our liability derivatives is recorded within other current liabilities.

The fair value (asset / (liability)) of our derivative instruments at March 30, 2013 was determined using:

		Quoted Prices in
		Active Markets	Significant	Significant
		for Identical	Other Observable	Unobservable
	Total	Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(in millions)
Commodity contracts	$(19)	$(14)	$(5)	$–
Foreign exchange contracts	20	–	20	–

Total derivatives	$1	$(14)	$15	$–

The fair value (asset / (liability)) of our derivative instruments at December 29, 2012 was determined using:

		Quoted Prices in
		Active Markets	Significant	Significant
		for Identical	Other Observable	Unobservable
	Total	Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(in millions)
Commodity contracts	$(14)	$(7)	$(7)	$–
Foreign exchange contracts	5	–	5	–

Total derivatives	$(9)	$(7)	$(2)	$–

Level 2 financial assets and liabilities consist of commodity forwards and foreign exchange forwards. Commodity derivatives are valued using an income approach based on the observable market commodity index prices less the contract rate multiplied by the notional amount. Foreign currency contracts are valued using an income approach based on observable market forward rates less the contract rate multiplied by the notional amount. Our calculation of the fair value of financial instruments takes into consideration the risk of nonperformance, including counterparty credit risk.

Derivative Volume:

The net notional values of our derivative instruments as of March 30, 2013 and December 29, 2012 were:

	Notional Amount
	March 30,	December 29,
	2013	2012
	(in millions)
Commodity contracts	$650	$518
Foreign exchange contracts	907	947

Cash Flow Hedges:

Cash flow hedge activity, net of income taxes, within accumulated other comprehensive earnings / (losses) included:

	For the Three Months Ended
	March 30,	March 31,
	2013	2012
	(in millions)

Accumulated other comprehensive earnings / (losses) at beginning of period	$(152)	$(18)
Unrealized gain / (loss)	(2)	6
Transfer of realized (gains) / losses to earnings	6	8

Accumulated other comprehensive earnings / (losses) at end of period	$(148)	$(4)

The unrealized gains / (losses), net of income taxes, recognized in other comprehensive earnings were:

	For the Three Months Ended
	March 30,	March 31,
	2013	2012
	(in millions)
Commodity contracts	$(12)	$(19)
Foreign exchange contracts	10	(2)
Interest rate contracts	–	27

Total	$(2)	$6

The gains / (losses), net of income taxes, reclassified from accumulated other comprehensive earnings / (losses) into net earnings were:

	For the Three Months Ended
	March 30,	March 31,
	2013	2012
	(in millions)
Commodity contracts	$(11)	$(8)
Foreign exchange contracts	7	–
Interest rate contracts	(2)	–

Total	$(6)	$(8)

The gains / (losses) on ineffectiveness recognized in pre-tax earnings were:

	For the Three Months Ended
	March 30,	March 31,
	2013	2012
	(in millions)
Commodity contracts	$(4)	$(3)

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

Based on our valuation at March 30, 2013, we expect to transfer unrealized losses of $13 million (net of taxes) for commodity cash flow hedges, unrealized gains of $5 million (net of taxes) for foreign currency cash flow hedges, and unrealized losses of $8 million (net of taxes) for interest rate cash flow hedges to earnings during the next 12 months.

Hedge Coverage:

As of March 30, 2013, we had hedged forecasted transactions for the following durations:

•	commodity transactions for periods not exceeding the next 12 months;
•	foreign currency transactions for periods not exceeding the next six years; and
•	interest rate transactions for periods not exceeding the next 30 years.

Economic Hedges:

Gains / (losses) recorded in net earnings for economic hedges which are not designated as hedging instruments included:

			Location of
	For the Three Months Ended		Gain / (Loss)
	March 30, 2013	March 31, 2012	Recognized in Earnings
	(in millions)

Commodity contracts	4	(2)	Cost of sales

Note 9. Commitments, Contingencies and Debt

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

Third-Party Guarantees:

We have third-party guarantees primarily covering long-term obligations related to leased properties. The carrying amount of our third-party guarantees on our condensed consolidated balance sheet was $21 million at March 30, 2013 and $22 million at December 29, 2012. The maximum potential payment under these guarantees was $59 million at March 30, 2013 and $64 million at December 29, 2012. Substantially all of these guarantees expire at various times through 2027.

Fair Value of Our Debt:

The fair value of our long-term debt was determined using Level 1 quoted prices in active markets for the publicly traded debt obligations. The aggregate fair value of our total debt was $11.3 billion as compared with the carrying value of $10.0 billion at March 30, 2013. At December 29, 2012, the aggregate fair value of our total debt was $11.5 billion as compared with the carrying value of $10.0 billion.

Note 10. Accumulated Other Comprehensive Earnings / (Losses)

Total accumulated other comprehensive earnings / (losses) consists of net earnings / (losses) and other changes in business equity from transactions and other events from sources other than shareholders. It includes foreign currency translation gains and losses, defined postemployment benefit plan adjustments, and unrealized gains and losses from derivative instruments designated as cash flow hedges. The components of, and changes in, accumulated other comprehensive earnings / (losses) were as follows (net of tax):

	Foreign Currency Adjustments	Postemployment Benefit Plan Adjustments	Derivative Hedging Gains / (Losses)	Total Accumulated Other Comprehensive Earnings / (Losses)
	(in millions)

Balances at December 30, 2012	$(359)	$51	$(152)	$(460)
Other comprehensive earnings before reclassifications:
Foreign currency adjustments	(18)	–	–	(18)
Unrealized loss in fair value	–	–	(2)	(2)

	(18)	–	(2)	(20)
Amounts reclassified from accumulated other comprehensive earnings:
Transfer of realized losses in fair value to net earnings	–	–	6	6
Amortization of prior service credits	–	(3)	–	(3)

	–	(3)	6	3
Net current-period other comprehensive (losses) / earnings	(18)	(3)	4	(17)

Balances at March 30, 2013	$(377)	$48	$(148)	$(477)

Amounts reclassified from accumulated other comprehensive income in the three months ended March 30, 2013 were as follows:

	For the Three Months Ended March 30, 2013
Details about Accumulated Other Comprehensive Earnings / (Losses) Components	Amount Reclassified from Accumulated Other Comprehensive Earnings / (Losses)		Affected Line Item in the Statement Where Net Income is Presented
	(in millions)

Derivative hedging (gains) / losses
Commodity contracts	$19		Cost of sales
Foreign exchange contracts	(12)		Interest and other expense
Interest rate contracts	3		Interest and other expense

	10		Total before tax
	(4)		Tax expense

	$6		Net of tax

Postemployment benefit plan adjustments
Amortization of prior service credits	$(5	) (1)

	(5)		Total before tax
	2		Tax benefit

	$(3)		Net of tax

(1)	These accumulated other comprehensive earnings components are included in the computation of net periodic pension and postretirement health care costs. See Note 7, Postemployment Benefit Plans, for additional information.

Note 11. Earnings Per Share (“EPS”)

We grant shares of restricted stock and RSUs that are considered to be participating securities. Due to the presence of participating securities, we have calculated our EPS using the two-class method.

	For the Three Months Ended
	March 30, 2013	March 31, 2012
	(in millions, except per share data)

Basic EPS:
Net earnings	$456	$483

Earnings allocated to participating securities	2	–

Earnings available to common shareholders	$454	$483
Weighted-average common shares outstanding	592	591

Net earnings per share	$0.77	$0.82

Diluted EPS:
Net earnings	$456	$483

Earnings allocated to participating securities	2	–

Earnings available to common shareholders	$454	$483
Weighted-average common shares outstanding	592	591
Effect of dilutive securities	5	–

Weighted-average common shares, including dilutive effect	597	591

Net earnings per share	$0.76	$0.82

Basic and diluted earnings per common share and the average number of common shares outstanding as of March 31, 2012 were retrospectively restated for the number of Kraft Foods Group shares outstanding immediately following the Spin-Off. The same number of shares was used to calculate basic and diluted earnings per share since no Kraft Foods Group equity awards were outstanding prior to the Spin-Off.

We exclude antidilutive stock options from our calculation of weighted-average shares for diluted EPS. We excluded 1.1 million antidilutive stock options for the three months ended March 30, 2013.

Note 12. Segment Reporting

We manufacture and market food and beverage products, including refrigerated meals, refreshment beverages, coffee, cheese, and other grocery products, primarily in the United States and Canada. We manage and report operating results through five reportable segments: Beverages, Cheese, Refrigerated Meals, Grocery, and International & Foodservice.

Beginning in the second quarter of 2013, our segment structure will change. Effective March 31, 2013, based on a change in our management structure, our operations, systems, and segments will be reorganized into five reportable segments: Beverages, Cheese, Refrigerated Meals, Grocery, and Canada. Our remaining operating segments, including our Foodservice, Snack Nuts, and other international businesses, will be aggregated and disclosed as “Other Businesses”. Accordingly, we will begin to report on our new segment structure during the second quarter of 2013 and reflect the change for all the historical periods we present.

Management uses segment operating income to evaluate segment performance and allocate resources. We believe it is appropriate to disclose this measure to help investors analyze segment performance and trends. Segment operating income excludes unrealized gains and losses on hedging activities (which are a component of cost of sales), certain components of our postemployment benefit plans (which is a component of cost of sales and selling, general and administrative expenses), and general corporate expenses (which are a component of selling, general and administrative expenses) for all periods presented. We exclude the unrealized gains and losses on hedging activities from segment operating income in order to provide better transparency of our segment operating results. Once realized, the gains and losses on hedging activities are recorded within segment operating results. We exclude certain components of our postemployment benefit plans from segment operating income because we centrally manage postemployment benefit plan funding decisions and the determination of discount rate, expected rate of return on plan assets, and other actuarial assumptions. We also manage market based impacts to these benefit plans centrally. Therefore, we allocate only the service cost component of our pension plan expense to segment operating income. Furthermore, we centrally manage interest and other expense, net. Accordingly, we do not present these items by segment because they are excluded from the segment profitability measure that management reviews.

Our segment net revenues and earnings consisted of:

	For the Three Months Ended
	March 30,	March 31,
	2013	2012
	(in millions)

Net revenues:
Beverages	$721	$708
Cheese	996	932
Refrigerated Meals	826	807
Grocery	1,078	1,080
International & Foodservice	925	926

Net revenues	$4,546	$4,453

	For the Three Months Ended
	March 30,	March 31,
	2013	2012
	(in millions)

Earnings before income taxes:
Operating income:
Beverages	$125	$98
Cheese	172	167
Refrigerated Meals	97	93
Grocery	328	339
International & Foodservice	124	101
Unrealized gains / (losses) on hedging activities	(5)	1
Certain postemployment benefit plan costs	1	(57)
General corporate expenses	(33)	(1)

Operating income	809	741
Interest and other expense, net	(123)	(2)
Royalty income from Mondelēz International	–	12

Earnings before income taxes	$686	$751

In the first quarter of 2012, we were allocated $133 million of multiemployer postemployment benefit plan costs from Mondelēz International, of which $59 million were excluded from our segments in certain postemployment benefit plan costs above.

For the three months ended March 30, 2013, general corporate expenses included costs related to operating as an independent public company, including Spin-Off transition costs. Prior year costs were allocated to us from Mondelēz International.

See Note 5, “Restructuring Program,” for restructuring costs by segment.

Included within our segment results are sales to Mondelēz International that totaled $31 million for the three months ended March 30, 2013 and $27 million for the three months ended March 31, 2012.

The increase in interest expense in the three months ended March 30, 2013 compared to the three months ended March 31, 2012 was due to our $6.0 billion debt issuance in June 2012, the $3.6 billion debt exchange in July 2012 and the transfer of $0.4 billion of debt from Mondelēz International in October 2012.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Description of the Company

We manufacture and market food and beverage products, including refrigerated meals, refreshment beverages, coffee, cheese, and other grocery products, primarily in the United States and Canada. Our product categories span all major meal occasions, both at home and in foodservice locations.

We were a wholly owned subsidiary of Mondelēz International, Inc. (“Mondelēz International,” formerly known as Kraft Foods Inc.) until October 1, 2012. On that date, Mondelēz International spun-off Kraft Foods Group, comprising the North American grocery business, to Mondelēz International’s shareholders (“Spin-Off”). As a result of the Spin-Off, we now operate as an independent publicly traded company.

Summary of Quarterly Results and Other Highlights

•	Net revenues increased 2.1% to $4.5 billion in the first quarter of 2013 as compared to the same period in the prior year.

•

Organic Net Revenues, a non-GAAP financial measure we use to evaluate our underlying results (see our reconciliation with net revenues and a discussion of our non-GAAP financial measures later in this section), increased 2.1% to $4.5 billion in the first quarter of 2013 as compared to the same period in the prior year.

•

Diluted earnings per share (“EPS”) decreased 7.3% to $0.76 in the first quarter of 2013 as compared to $0.82 from the same period in the prior year due to a decrease in net earnings and an increase in the weighted-average number of common shares outstanding. Diluted EPS and the average number of common shares outstanding as of March 31, 2012 were retrospectively restated for the number of Kraft Foods Group shares outstanding immediately following the Spin-Off.

Items Affecting Comparability of Financial Results

Principles of Consolidation

Prior to the Spin-Off on October 1, 2012, our financial statements were prepared on a stand-alone basis and were derived from the consolidated financial statements and accounting records of Mondelēz International. Our financial statements included certain expenses of Mondelēz International which were allocated to us. These allocations were not necessarily indicative of the actual expenses we would have incurred as an independent public company or of the costs we will incur in the future, and may differ substantially from the allocations we agreed to in the various separation agreements.

Restructuring Program

Our Board of Directors has approved a $650 million restructuring program consisting of restructuring costs, implementation costs, and Spin-Off transition costs (“Restructuring Program”). We incurred $119 million of Restructuring Program costs, of which $40 million were cash expenditures, in the three months ended March 30, 2013. We incurred $55 million of Restructuring Program costs, of which $8 million were cash expenditures, in the three months ended March 31, 2012. As of March 30, 2013, we have incurred Restructuring Program charges of $422 million since the inception of the Restructuring Program, of which $193 million were cash expenditures. We expect to complete the Restructuring Program by the end of 2014.

Debt

On May 18, 2012, we entered into a $3.0 billion five-year senior unsecured revolving credit facility in connection with the Spin-Off. The agreement expires on May 17, 2017. On June 4, 2012, we issued $6.0 billion of senior unsecured notes with a weighted average interest rate of 3.938% and transferred the net proceeds of $5.9 billion to Mondelēz International. On July 18, 2012, Mondelēz International completed a debt exchange in which $3.6 billion of Mondelēz International debt was exchanged for our debt as part of our Spin-Off-related capitalization plan. There were no cash proceeds from the exchange. On October 1, 2012, Mondelēz International also transferred approximately $0.4 billion of Mondelēz International 7.550% senior unsecured notes to us to complete the key elements of the capitalization plan in connection with the Spin-Off.

Benefit Plans

On October 1, 2012, Mondelēz International transferred to us certain postemployment benefit plan assets and liabilities associated with our active, retired, and other former employees. Additionally, we assumed certain net benefit plan liabilities for most of the Mondelēz International retired and other former North American employees as of October 1, 2012. We assumed net benefit plan liabilities of $5.5 billion from Mondelēz International, which was in addition to the $0.1 billion of net benefit plan liabilities we had previously reported in our historical financial statements, for a total liability of $5.6 billion on October 1, 2012.

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

Provision for Income Taxes

Our effective income tax rate was 33.5% for the first quarter of 2013 compared with 35.7% for the first quarter of 2012. The rate was favorably impacted by taxing authority exam activity and the reduction in state tax liabilities. The rate was unfavorably impacted by a reduction in the domestic manufacturing deduction benefit.

Consolidated Results of Operations

The following discussion compares our consolidated results of operations for the three months ended March 30, 2013 and March 31, 2012.

	For the Three Months Ended
	March 30, 2013	March 31, 2012	$ Change	% Change
	(in millions, except per share data)

Net revenues	$4,546	$4,453	$93	2.1%

Operating income	$809	$741	$68	9.2%

Net earnings	$456	$483	$(27)	(5.6%	)

Diluted earnings per share	$0.76	$0.82	$(0.06)	(7.3%	)

Net Revenues – Net revenues increased 2.1% to $4,546 million in the first quarter of 2013, and Organic Net Revenues(1) also increased 2.1% to $4,520 million as follows:

	For the Three Months Ended
	March 30, 2013	March 31, 2012	$ Change	% Change
	(in millions)

Net revenues	$4,546	$4,453	$93	2.1%
Impact of foreign currency	5	–	5	0.1	pp
Sales to Mondelēz International	(31)	(27)	(4)	(0.1	)pp

Organic Net Revenues (1)	$4,520	$4,426	$94	2.1%

Volume/mix			$105	2.4	pp
Net pricing			$(11)	(0.3	)pp

(1)	“Organic Net Revenues” is a non-GAAP financial measure. Please see the Non-GAAP Financial Measures section at the end of this item.

Organic Net Revenues growth was driven by favorable volume/mix, partially offset by lower net pricing. Favorable volume/mix was realized in the Cheese, Beverages, and International & Foodservice segments. Volume/mix favorability (2.4 pp) was driven by strong new product innovation as well as a benefit related to the timing of Easter shipments (0.5 pp to 1.0 pp), partially offset by product line pruning efforts (0.7 pp).

Sales to Mondelēz International increased net revenues by $4 million while the impact of unfavorable foreign currency decreased net revenues by $5 million due to the strength of the U.S. dollar relative to the Canadian dollar.

Operating Income – Operating income increased 9.2% to $809 million in the first quarter of 2013, driven by cost savings in selling, general and administrative expenses, favorable volume/mix, and lower product costs (driven by net productivity), partially offset by higher Restructuring Program costs.

	Operating Income	Change
	(in millions)	(percentage point)

Operating Income for the Three Months Ended March 31, 2012	$741
Lower net pricing	(11)	(1.4	)pp
Lower product costs	13	1.7	pp
Favorable volume/mix	66	8.3	pp
Lower selling, general and administrative expenses	69	8.7	pp
Change in unrealized gains / (losses) on hedging activities	(6)	(0.7	)pp
Higher Restructuring Program costs	(64)	(7.4	)pp
Other, net	1	–

Operating Income for the Three Months Ended March 30, 2013	$809	9.2%

Lower net pricing reflected a coffee price reduction as a result of lower green coffee costs. Lower product costs were due to lower manufacturing costs (driven by net productivity), partially offset by higher commodity costs (primarily dairy, nuts and meat products). Favorable volume/mix was driven by gains in every segment except Grocery. Despite a double-digit percent increase in advertising expense, total selling, general and administrative expenses decreased $69 million. The change in unrealized gains / (losses) on hedging activities decreased operating income by $6 million, as we recognized losses of $5 million in the first quarter of 2013 versus gains of $1 million in the first quarter of 2012. We incurred $64 million more Restructuring Program costs in the first quarter of 2013 than we did in the first quarter of 2012, due primarily to the voluntary early retirement program and the sale-leaseback of our headquarters facilities.

Net Earnings and Diluted Earnings per Share – Net earnings decreased 5.6% to $456 million in the first quarter of 2013. Diluted EPS was $0.76 in the first quarter of 2013, down $0.06 from $0.82 in the first quarter of 2012. These changes were due primarily to higher interest expense and Restructuring Program costs, partially offset by growth from operations.

Diluted EPS

Diluted EPS for the Three Months Ended March 31, 2012	$0.82
Growth from operations	0.14
Higher Restructuring Program costs	(0.06)
Royalty income from Mondelēz International	(0.01)
Change in unrealized gains/losses from hedging activities	(0.01)
Higher interest and other expense, net	(0.13)
Changes in taxes	0.02
Increase in shares outstanding	(0.01)

Diluted EPS for the Three Months Ended March 30, 2013	$0.76

We experienced growth from operations in the three months ended March 30, 2013 despite incurring certain costs related to operating as an independent public company which were not part of our cost structure in the three months ended March 31, 2012.

The increase in interest and other expense, net for the three months ended March 30, 2013 was due to our $6.0 billion debt issuance in June 2012, the $3.6 billion debt exchange in July 2012, and the $0.4 billion transfer of debt from Mondelēz International in October 2012.

Results of Operations by Reportable Segment

Our reportable segments are Beverages, Cheese, Refrigerated Meals, Grocery, and International & Foodservice.

Beginning in the second quarter of 2013, our segment structure will change. Effective March 31, 2013, based on a change in our management structure, our operations, systems, and segments will be reorganized into five reportable segments: Beverages, Cheese, Refrigerated Meals, Grocery, and Canada. Our remaining operating segments, including our Foodservice, Snack Nuts, and other international businesses, will be aggregated and disclosed as “Other Businesses”. Accordingly, we will begin to report on our new segment structure during the second quarter of 2013 and reflect the change for all the historical periods we present.

The following discussion compares our results of operations for each of our reportable segments for the three months ended March 30, 2013 and March 31, 2012.

	For the Three Months Ended
	March 30,	March 31,
	2013	2012
	(in millions)

Net revenues:
Beverages	$721	$708
Cheese	996	932
Refrigerated Meals	826	807
Grocery	1,078	1,080
International & Foodservice	925	926

Net revenues	$4,546	$4,453

	For the Three Months Ended
	March 30,	March 31,
	2013	2012
	(in millions)

Operating income:
Beverages	$125	$98
Cheese	172	167
Refrigerated Meals	97	93
Grocery	328	339
International & Foodservice	124	101
Unrealized gains / (losses) on hedging activities	(5)	1
Certain postemployment benefit plan costs	1	(57)
General corporate expenses	(33)	(1)

Operating income	$809	$741

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

In the first quarter of 2012, we were allocated $133 million of multiemployer postemployment benefit plan costs from Mondelēz International, of which $59 million were excluded from our segments in certain postemployment benefit plan costs above.

For the three months ended March 30, 2013, general corporate expenses included costs related to operating as an independent public company, including Spin-Off transition costs. Prior year costs were allocated to us from Mondelēz International.

Net changes in unrealized gains / (losses) on hedging activities were unfavorable, due to losses on commodity hedging activity of $5 million for the three months ended March 30, 2013, compared to gains on commodity hedging activity of $1 million for the three months ended March 31, 2012.

In connection with our Restructuring Program, we recorded restructuring charges of $62 million, implementation costs of $44 million, and Spin-Off transition costs of $13 million for the three months ended March 30, 2013. For the three months ended March 31, 2012 we recorded restructuring charges of $38 million and implementation costs of $17 million related to our Restructuring Program. We recorded the restructuring charges in operations, as asset impairment and exit costs, and recorded the implementation and transition costs in operations, as a part of cost of sales and selling, general and administrative expenses. The breakdown of these costs by segment is shown in Note 5, Restructuring Program, to the consolidated financial statements.

Included within our segment results are sales to Mondelēz International that totaled $31 million for the three months ended March 30, 2013 and $27 million for the three months ended March 31, 2012.

Beverages

	For the Three Months Ended
	March 30,	March 31,
	2013	2012	$ Change	% Change
	(in millions)

Net revenues	$721	$708	$13	1.8%
Organic Net Revenues(1)	721	708	13	1.8%
Segment operating income	125	98	27	27.6%

(1)	Please see the Non-GAAP Financial Measures section at the end of this item.

Net revenues and Organic Net Revenues increased 1.8%, driven by favorable volume/mix (7.3 pp), partially offset by lower net pricing (5.5 pp). Favorable volume/mix was driven by higher shipments of ready-to-drink beverages and liquid concentrates and favorable mix in coffee, partially offset by lower shipments of powdered beverages. Lower net pricing was due primarily to lower commodity-driven pricing in coffee and increased competition in liquid concentrates.

Segment operating income increased 27.6%, driven by favorable volume/mix, lower other selling, general and administrative expenses, and lower manufacturing costs (driven by net productivity), partially offset by higher Restructuring Program costs and the negative impact of pricing net of commodity costs.

Cheese

	For the Three Months Ended
	March 30,	March 31,
	2013	2012	$ Change	% Change
	(in millions)

Net revenues	$996	$932	$64	6.9%
Net Organic Revenues(1)	983	932	51	5.5%
Segment operating income	172	167	5	3.0%

(1)	Please see the Non-GAAP Financial Measures section at the end of this item.

Net revenues increased 6.9%, which includes the impact of higher sales to Mondelēz International (1.4 pp). Organic Net Revenues increased 5.5%, driven by favorable volume/mix (6.1 pp), partially offset by lower net pricing (0.6 pp). Favorable volume/mix was driven by higher shipments in the natural cheese and sandwich cheese categories.

Segment operating income increased 3.0%, as favorable volume/mix, lower other selling, general and administrative expenses, and lower manufacturing costs (driven by net productivity) were partially offset by the negative impact of pricing net of commodity costs and higher Restructuring Program costs.

Refrigerated Meals

	For the Three Months Ended
	March 30,	March 31,
	2013	2012	$ Change	% Change
	(in millions)

Net revenues	$826	$807	$19	2.4%
Organic Net Revenues(1)	826	807	19	2.4%
Segment operating income	97	93	4	4.3%

(1)	Please see the Non-GAAP Financial Measures section at the end of this item.

Net revenues and Organic Net Revenues increased 2.4%, driven by higher net pricing (2.7 pp), partially offset by unfavorable volume/mix (0.3 pp). Higher net pricing was realized in bacon and lunch combinations. Unfavorable volume/mix was due primarily to lower shipments of hot dogs.

Segment operating income increased 4.3%, as lower other selling, general and administrative expenses and the positive impact of pricing net of commodity costs were partially offset by higher Restructuring Program costs and increased advertising and consumer spending.

Grocery

	For the Three Months Ended
	March 30, 2013	March 31, 2012	$ Change	% Change
	(in millions)

Net revenues	$1,078	$1,080	$(2)	(0.2%	)
Organic Net Revenues(1)	1,076	1,080	(4)	(0.4%	)
Segment operating income	328	339	(11)	(3.2%	)

(1)	Please see the Non-GAAP Financial Measures section at the end of this item.

Net revenues decreased 0.2%, despite the impact of higher sales to Mondelēz International (0.2 pp). Organic Net Revenues decreased 0.4%, due to unfavorable volume/mix (2.1 pp), partially offset by higher net pricing (1.7 pp). Unfavorable volume/mix was due primarily to lower shipments in ready-to-eat desserts, spoonable dressings, and pourable dressings, partially offset by higher shipments in the dinners category. Higher net pricing was driven primarily by pricing actions in dinners.

Segment operating income decreased 3.2%, due primarily to higher advertising and consumer spending, unfavorable volume/mix, and higher costs incurred for the Restructuring Program, partially offset by lower other selling, general and administrative expenses.

International & Foodservice

	For the Three Months Ended
	March 30, 2013	March 31, 2012	$ Change	% Change
	(in millions)

Net revenues	$925	$926	$(1)	(0.1%	)
Net Organic Revenues(1)	914	899	15	1.7%
Segment operating income	124	101	23	22.8%

(1)	Please see the Non-GAAP Financial Measures section at the end of this item.

Net revenues decreased 0.1%, which includes the impacts of lower sales to Mondelēz International (1.3 pp) and unfavorable foreign currency (0.5 pp). Organic Net Revenues increased 1.7%, driven by favorable volume/mix (2.3 pp, despite a detriment of 2.5 pp due to product line pruning), partially offset by lower net pricing (0.6 pp). Favorable volume/mix was driven primarily by favorable mix in Canada’s cheese and beverages categories as well as higher beverage and grocery shipments in our Export business, partially offset by product line pruning efforts in our Foodservice business. Lower net pricing was due primarily to beverages in Canada.

Segment operating income increased 22.8%, driven primarily by lower other selling, general and administrative expenses and favorable volume/mix, partially offset by increased advertising and consumer spending.

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

During the first quarter of 2013, our aggregate commodity costs increased over the prior year period, primarily as a result of higher costs of dairy, nuts, meat products, and other raw materials, partially offset by lower coffee, packaging materials, and soybean and vegetable oil costs. Our commodity costs increased approximately $32 million in the first quarter of 2013 compared to the prior year period. Despite higher commodity costs, our product costs decreased in the first quarter of 2013 compared to the first quarter of 2012 driven by net productivity gains.

Liquidity

We believe that cash generated from our operating activities, our $3.0 billion revolving credit facility, and our commercial paper program will provide sufficient liquidity to meet our working capital needs, expected Restructuring Program expenditures, planned capital expenditures, planned voluntary contributions to our postemployment benefit plans, future contractual obligations, and payment of our anticipated quarterly dividends. We will use our cash on hand and commercial paper program for daily funding requirements. Overall, we do not expect any negative effects on our funding sources that would have a material effect on our short-term or long-term liquidity.

Net Cash Provided by Operating Activities:

During the first quarter of 2013, net cash provided by operating activities was $232 million, compared with $92 million used in the first quarter of 2012. The increase in cash provided by operating cash flows primarily relates to lower working capital and an increase in net earnings in the first quarter of 2013 compared to the first quarter of 2012. The improvement in working capital was driven by lower inventory and by longer payment terms with suppliers and higher accrued liabilities. Higher accrued liabilities primarily related to payroll and employee benefits.

Net Cash Provided by Investing Activities:

Net cash provided by investing activities was $16 million in the first quarter of 2013 as compared to $91 million used in the first quarter of 2012. The increase is attributable to proceeds of $101 million from the sale of our headquarters facilities. We had $85 million of capital expenditures in the first quarter of 2013 and $91 million in the first quarter of 2012. Capital expenditures include investments in our business to modernize manufacturing facilities and support new product and productivity initiatives. We expect 2013 capital expenditures to be approximately $700 million, including capital expenditures required for our Restructuring Program and IT systems investments compared to $440 million in 2012. We expect to fund these expenditures with cash from operations.

Net Cash Used in Financing Activities:

During the first quarter of 2013, net cash used in financing activities was $318 million, compared with $186 million provided by financing activities in the first quarter of 2012. This decrease is due to $296 million of dividends paid in the first quarter of 2013 as well as a one-time net settlement with Mondelēz International for stock awards of $55 million. In the first quarter of 2012, there were net transfers from Mondelēz International of $145 million, which were used to fund higher levels of cash used in operating activities and capital expenditures.

Total Debt:

Our total debt was $10.0 billion at March 30, 2013 and December 29, 2012. The weighted-average remaining term of our debt was 13.9 years at March 30, 2013. Our long-term debt contains customary representations, covenants, and events of default. We were in compliance with all covenants as of March 30, 2013.

On May 18, 2012, we entered into a $3.0 billion five-year senior unsecured revolving credit facility that expires on May 17, 2017. The revolving credit agreement contains customary representations, covenants, and events of default. As of March 30, 2013, no amounts were drawn on this credit facility. For further description of our credit facility, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” in our Annual Report on Form 10-K for the year ended December 29, 2012.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

We have no material off-balance sheet arrangements other than the guarantees and contractual obligations that are discussed below.

As discussed in Note 9, Commitments, Contingencies and Debt, to the condensed consolidated financial statements, we have third-party guarantees primarily covering long-term obligations related to leased properties. The carrying amount of our third-party guarantees on our condensed consolidated balance sheet was $21 million at March 30, 2013 and $22 million at December 29, 2012. The maximum potential payment under these guarantees was $59 million at March 30, 2013 and $64 million at December 29, 2012. Substantially all of these guarantees expire at various times through 2027.

In addition, we were contingently liable for guarantees related to our own performance totaling $74 million at March 30, 2013 and December 29, 2012. These include letters of credit related to dairy commodity purchases and other letters of credit.

Guarantees do not have, and we do not expect them to have, a material effect on our liquidity.

Aggregate Contractual Obligations:

For a description of our contractual obligations, see our Annual Report on Form 10-K for the year ended December 29, 2012 under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Off-Balance Sheet Arrangements and Aggregate Contractual Obligations.” There have been no material changes in our contractual obligations since December 29, 2012.

Equity and Dividends

Stock Plans:

In February 2013, as part of our annual equity program, we granted 2.8 million stock options to eligible employees at an exercise price of $46.74. During the three months ended March 30, 2013, 1.1 million stock options were exercised with a total intrinsic value of $19 million.

In aggregate, we issued 0.9 million restricted stock units (“RSUs”) and Performance Shares during the three months ended March 30, 2013 with a weighted-average market value per share of $42.64.

•	In February 2013, as part of our annual equity program, we issued 0.7 million RSUs at a market value of $46.74 per share.
•

During the three months ended March 30, 2013, we issued 0.2 million Performance Shares with a weighted average market value of $29.70 per share. These shares were primarily issued in connection with Mondelēz International’s long-term incentive plan awards granted in 2010 which vested in the first quarter of 2013. These shares were adjusted and converted into new equity awards using a formula designed to preserve the value of the awards immediately prior to the Spin-Off.

During the three months ended March 30, 2013, 1.3 million shares of restricted stock, RSUs and Performance Shares vested at a market value of $62 million.

In connection with the Spin-Off, we were required to reimburse Mondelēz International for their stock awards that were granted to our employees, and Mondelēz International was required to reimburse us for our stock awards that were granted to their employees. We settled the net amount we owed of $55 million in March 2013.

Dividends:

In January 2013, we paid dividends of $296 million. On March 5, 2013, our Board of Directors declared a $0.50 per common share dividend, payable on April 12, 2013. We recorded $298 million of dividends payable as of March 30, 2013. No dividends were paid in 2012. The present annualized dividend rate is $2.00 per common share. The declaration of dividends is subject to the discretion of our Board of Directors and depends on various factors, including our net earnings, financial condition, cash requirements, future prospects, and other factors that our Board of Directors deems relevant to its analysis and decision making.

Significant Accounting Estimates

We prepare our condensed consolidated financial statements in conformity with U.S. GAAP. The preparation of these financial statements requires the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the periods presented. Actual results could differ from those estimates and assumptions. Our significant accounting policies are described in Note 1 to our consolidated financial statements for the year ended December 29, 2012 in our Annual Report on Form 10-K. Our significant accounting estimates are described in our Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 29, 2012 in our Annual Report on Form 10-K. There were no changes in our accounting policies in the current period that had a material impact on our financial statements.

Contingencies

See Note 9, Commitments, Contingencies and Debt, to the condensed consolidated financial statements for a discussion of contingencies.

Non-GAAP Financial Measures

We use Organic Net Revenues, a non-GAAP financial measure, to budget, make operating and strategic decisions, and evaluate our performance. We have disclosed this measure so that you have the same financial data that we use to assist you in making comparisons to our historical operating results and analyzing our underlying performance.

We use “Organic Net Revenues” in this quarterly report on Form 10-Q, which is defined as net revenues excluding the impact of transactions with Mondelēz International, acquisitions, divestitures (including the termination of a full line of business due to the loss of a licensing or distribution arrangement, and the complete exit of business out of a foreign country), currency, and the 53rd week of shipments in 2011. Our definition of Organic Net Revenues reflects how we evaluate our operating results currently. As new events or circumstances arise, this definition could change over time.

We believe that the presentation of Organic Net Revenues, when considered together with the corresponding U.S. GAAP financial measure and the reconciliation to that measure, provides you with a more complete understanding of the factors and trends affecting our business than could be obtained absent these disclosures. Because non-GAAP financial measures may vary among other companies, our Organic Net Revenue measure may not be comparable to similarly titled measures used by other companies. Our use of this non-GAAP financial measure is not meant to be considered in isolation or as a substitute for any U.S. GAAP financial measure. A limitation of non-GAAP financial measures is that they exclude items detailed below which have an impact on our U.S. GAAP reported results. The best way this limitation can be addressed is by evaluating our non-GAAP financial measure in combination with our U.S. GAAP reported results and carefully evaluating the tables which reconcile U.S. GAAP reported figures to the non-GAAP financial measure.

	Net Revenues	Impact of Divestitures	Impact of Currency	Sales to Mondelēz International	Organic Net Revenues
			(in millions)

Three Months Ended March 30, 2013
Beverages	$721	$–	$–	$–	$721
Cheese	996	–	–	(13)	983
Refrigerated Meals	826	–	–	–	826
Grocery	1,078	–	–	(2)	1,076
International & Foodservice	925	–	5	(16)	914

Total	$4,546	$–	$5	$(31)	$4,520

Three Months Ended March 31, 2012
Beverages	$708	$–	$–	$–	$708
Cheese	932	–	–	–	932
Refrigerated Meals	807	–	–	–	807
Grocery	1,080	–	–	–	1,080
International & Foodservice	926	–	–	(27)	899

Total	$4,453	$–	$–	$(27)	$4,426

Forward-Looking Statements

This report contains a number of forward-looking statements. Words such as “anticipate,” “estimate,” “expect,” “plan,” “continue,” “believe,” “may,” “will,” and variations of those words and similar expressions are intended to identify our forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements, beliefs, and expectations regarding the Restructuring Program; implementation costs; the Spin-Off, including Spin-Off transition costs; our pension plans, including funding and contributions; unrealized gains and losses of hedging activities; results of Legal Matters; our segment structure; tax liabilities; our liquidity and funding sources; capital expenditures; our debt, off-balance sheet arrangements, and contractual obligations; dividends; accounting policies; our risk management program; and other events or developments that we expect or anticipate will occur in the future. These forward-looking statements are not guarantees of future performance and are subject to a number of risks and uncertainties, many of which are beyond our control. Important factors that could cause actual results to differ materially from those in our forward-looking statements include, but are not limited to, increased competition; continued consumer weakness; weakness in economic conditions; our ability to differentiate our products from retailer and economy brands; our ability to maintain our reputation and brand image; continued volatility and increases in commodity and other input costs; pricing actions; increased costs of sales; regulatory or legal changes, restrictions or actions; unanticipated expenses and business disruptions; product recalls and product liability claims; unexpected safety or manufacturing issues; our indebtedness and our ability to pay our indebtedness; our inability to protect our intellectual property rights; tax law changes; our ability to achieve the benefits we expect to achieve from the Spin-Off and to do so in a timely and cost-effective manner; and our lack of operating history as an independent, publicly traded company. For additional information on these and other factors that could affect our forward-looking statements, see our risk factors, as they may be amended from time to time, set forth in our filings with the SEC, including our Annual Report on Form 10-K and subsequent reports on Forms 10-Q and 8-K. We disclaim and do not undertake any obligation to update or revise any forward-looking statement in this report, except as required by applicable law or regulation.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk.

As we operate primarily in North America but source our commodities on global markets and periodically enter into financing or other arrangements abroad, we use financial instruments to manage commodity price, foreign currency exchange rate, and interest rate risks. We monitor and manage these exposures as part of our overall risk management program. Our risk management program focuses on the unpredictability of financial markets and seeks to reduce the potentially adverse effects that the volatility of these markets may have on our operating results. We maintain commodity price, foreign currency, and interest rate risk management policies that principally use derivative instruments to reduce significant, unanticipated earnings fluctuations that may arise from volatility in commodity prices, foreign currency exchange rates, and interest rates. We also sell commodity futures to unprice future purchase commitments, and we occasionally use related futures to cross-hedge a commodity exposure. We are not a party to leveraged derivatives and, by policy, do not use financial instruments for speculative purposes. There were no significant changes in the types of derivative instruments we use to hedge our exposures since December 29, 2012. See Note 8, Financial Instruments, to the condensed consolidated financial statements for further information on our derivative activity during the three months ended March 30, 2013 and the types of derivative instruments we used to hedge our exposures.

See “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 29, 2012. Other than as discussed above, there have been no material changes in our market risk as of March 30, 2013.

Item 4.   Controls and Procedures.

a)	Evaluation of Disclosure Controls and Procedures

Our CEO and CFO, with other members of management, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 30, 2013.

b)	Changes in Internal Control Over Financial Reporting

Our CEO and CFO, with other members of management, evaluated the changes in our internal control over financial reporting during the quarter ended March 30, 2013. We determined that there were no changes in our internal control over financial reporting during the quarter ended March 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

See Note 9, Commitments, Contingencies and Debt, to the condensed consolidated financial statements (Part I, Item 1 of this Form 10-Q) for information regarding our legal proceedings.

Item 1A.  Risk Factors.

There were no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 29, 2012.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The table below sets forth information regarding purchases of our common stock that we made during the three months ended March 30, 2013.

The following activity represents shares tendered by individuals who used shares to exercise options or to pay the related taxes for grants of restricted and Performance Shares that vested. Accordingly, these are non-cash transactions.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
January 2013	2,164	$44.63	N/A	N/A
February 2013	199,923	47.07	N/A	N/A
March 2013	241,666	47.20	N/A	N/A

For the Quarter Ended March 30, 2013	443,753	47.13	N/A	N/A

Item 6.   Exhibits.

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a 14(a)/15d 14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a 14(a)/15d 14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description

101.1	The following materials from Kraft’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2013 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Earnings, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Equity, (v) the Condensed Consolidated Statements of Cash Flows, (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text, and (vii) document and entity information.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KRAFT FOODS GROUP, INC.

By:	/s/ Timothy R. McLevish
Timothy R. McLevish
Executive Vice President and
Chief Financial Officer

May 3, 2013