Form 10-Q
period 2013-06-29
Kraft Foods Group, Inc.
filed 2013-08-02
CIK 1545158

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2013

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

At July 27, 2013, there were 595,561,660 shares of the registrant’s common stock outstanding.

Kraft Foods Group, Inc.

In this report, “Kraft Foods Group,” “we,” “us,” and “our” refers to Kraft Foods Group, Inc.

i

PART I – FINANCIAL INFORMATION

Item 1.   Financial Statements.

Kraft Foods Group, Inc.

Condensed Consolidated Statements of Earnings

(in millions of U.S. dollars, except per share data)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012

Net revenues	$4,735	$4,786	$9,281	$9,239
Cost of sales	2,780	3,150	5,823	6,154

Gross profit	1,955	1,636	3,458	3,085

Selling, general and administrative expenses	535	687	1,167	1,357
Asset impairment and exit costs	22	38	84	76

Operating income	1,398	911	2,207	1,652

Interest and other expense, net	(130)	(21)	(253)	(23)
Royalty income from Mondelēz International	–	16	–	28

Earnings before income taxes	1,268	906	1,954	1,657

Provision for income taxes	439	303	669	571

Net earnings	$829	$603	$1,285	$1,086

Per share data:
Basic earnings per share:	$1.39	$1.02	$2.16	$1.84

Diluted earnings per share:	$1.38	$1.02	$2.14	$1.84

Dividends declared	$0.50	$–	$1.00	–

See accompanying notes to the condensed consolidated financial statements.

Kraft Foods Group, Inc.

Condensed Consolidated Statements of Comprehensive Earnings

(in millions of U.S. dollars)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012

Net earnings	$829	$603	$1,285	$1,086
Other comprehensive earnings / (losses):
Currency translation adjustment	(31)	(47)	(49)	1
Pension and other benefits:
Amortization of prior service credits	(6)	–	(11)	–
Tax benefit	3	–	5	–
Derivatives accounted for as hedges:
Net derivative (losses) / gains	13	(294)	9	(284)
Amounts reclassified from accumulated other comprehensive earnings	(10)	41	–	54
Tax (expense) / benefit	(1)	98	(3)	89

Total other comprehensive losses	(32)	(202)	(49)	(140)

Comprehensive earnings	$797	$401	$1,236	$946

See accompanying notes to the condensed consolidated financial statements.

Kraft Foods Group, Inc.

Condensed Consolidated Balance Sheets

(in millions of U.S. dollars)

(Unaudited)

	June 29, 2013	December 29, 2012

ASSETS
Cash and cash equivalents	$1,164	$1,255
Receivables (net of allowances of $26 in 2013 and $28 in 2012)	1,223	1,089
Inventories, net	1,898	1,928
Deferred income taxes	418	420
Other current assets	116	131

Total current assets	4,819	4,823

Property, plant and equipment, net	4,028	4,204
Goodwill	11,275	11,346
Intangible assets, net	2,631	2,631
Other assets	311	325

TOTAL ASSETS	$23,064	$23,329

LIABILITIES
Current portion of long-term debt	$3	$5
Accounts payable	1,444	1,556
Accrued marketing	621	740
Accrued employment costs	141	194
Other current liabilities	1,073	1,111

Total current liabilities	3,282	3,606

Long-term debt	9,967	9,966
Deferred income taxes	521	288
Accrued pension costs	1,055	1,990
Accrued postretirement health care costs	3,501	3,502
Other liabilities	438	405

TOTAL LIABILITIES	18,764	19,757

Commitments and Contingencies (Note 9)

EQUITY
Common Stock, no par value (595,910,581 shares issued in 2013 and 592,783,696 in 2012)	–	–
Additional paid-in capital	4,354	4,240
Retained earnings / (deficit)	481	(206)
Accumulated other comprehensive losses	(509)	(460)
Treasury stock, at cost	(26)	(2)

TOTAL EQUITY	4,300	3,572

TOTAL LIABILITIES AND EQUITY	$23,064	$23,329

See accompanying notes to the condensed consolidated financial statements.

Kraft Foods Group, Inc.

Condensed Consolidated Statements of Equity

(in millions of U.S. dollars)

(Unaudited)

	Kraft Foods Group Shareholders’ Equity
	Common Stock	Additional Paid-in Capital	Parent Company Investment	Retained Earnings / (Deficit)	Accumulated Other Comprehensive Losses	Treasury Stock	Total Equity

Balances at January 1, 2012	$–	$–	$16,713	$–	$(125)	$–	$16,588
Comprehensive earnings / (losses):
Net earnings	–	–	1,552	90	–	–	1,642
Net transfers to / from Mondelēz International	–	–	(10,595)	–	(4)	–	(10,599)
Consummation of spin-off transaction on October 1, 2012	–	4,208	(7,670)	–	(233)	–	(3,695)
Other comprehensive losses, net of income taxes	–	–	–	–	(98)	–	(98)
Exercise of stock options and issuance of other stock awards	–	32	–	–	–	(2)	30
Dividends declared ($0.50 per share)	–	–	–	(296)	–	–	(296)

Balances at December 29, 2012	$–	$4,240	$–	$(206)	$(460)	$(2)	$3,572
Net earnings	–	–	–	1,285	–	–	1,285
Other comprehensive losses, net of income taxes	–	–	–	–	(49)	–	(49)
Exercise of stock options, issuance of other stock awards, and other	–	114	–	–	–	(24)	90
Dividends declared ($1.00 per share)	–	–	–	(598)	–	–	(598)

Balances at June 29, 2013	$–	$4,354	$–	$481	$(509)	$(26)	$4,300

See accompanying notes to the condensed consolidated financial statements.

Kraft Foods Group, Inc.

Condensed Consolidated Statements of Cash Flows

(in millions of U.S. dollars)

(Unaudited)

	For the Six Months Ended
	June 29, 2013	June 30, 2012

CASH PROVIDED BY / (USED IN) OPERATING ACTIVITIES
Net earnings	$1,285	$1,086
Adjustments to reconcile net earnings to operating cash flows:
Depreciation	204	169
Stock-based compensation expense	32	27
Deferred income tax provision	301	20
Asset impairments	33	49
Market-based impacts to postemployment benefit plans	(604)	–
Other non-cash expense, net	44	45
Change in assets and liabilities:
Receivables, net	(111)	(180)
Inventories, net	16	(112)
Accounts payable	(62)	(124)
Other current assets	2	(23)
Other current liabilities	(201)	145
Change in pension and postretirement assets and liabilities, net	(328)	(1)

Net cash provided by operating activities	611	1,101

CASH PROVIDED BY / (USED IN) INVESTING ACTIVITIES
Capital expenditures	(212)	(181)
Proceeds from sale of property, plant and equipment	104	2

Net cash used in investing activities	(108)	(179)

CASH PROVIDED BY / (USED IN) FINANCING ACTIVITIES
Long-term debt repaid	(2)	–
Long-term debt proceeds	–	5,959
Dividends paid	(594)	–
Net transfers from / (to) Mondelēz International	–	(6,606)
Proceeds from stock option exercises	69	–
Other financing activities	(55)	(272)

Net cash used in financing activities	(582)	(919)

Effect of exchange rate changes on cash and cash equivalents	(12)	–

Cash and cash equivalents:
(Decrease) / Increase	(91)	3
Balance at beginning of period	1,255	–

Balance at end of period	$1,164	$3

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

New Accounting Pronouncements:

In July 2013, the Financial Accounting Standards Board issued an accounting standard update which will require us to present an unrecognized tax benefit as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward in our financial statements, with certain exceptions. The update will be effective for fiscal years beginning after December 15, 2013. We do not expect the adoption of this guidance to have a material impact on our financial statements.

Subsequent Events:

We evaluate subsequent events and reflect accounting and disclosure requirements related to material subsequent events in our financial statements and related notes. We did not identify any material subsequent events impacting our financial statements in this report.

Note 2.   Inventories

Inventories at June 29, 2013 and December 29, 2012 were:

	June 29, 2013	December 29, 2012
	(in millions)

Raw materials	$509	$535
Work in process	309	326
Finished product	1,080	1,067

Inventories, net	$1,898	$1,928

Note 3.   Property, Plant and Equipment

Property, plant and equipment at June 29, 2013 and December 29, 2012 were:

	June 29, 2013	December 29, 2012
	(in millions)

Land and land improvements	$87	$119
Buildings and building improvements	1,805	1,996
Machinery and equipment	5,785	5,922
Construction in progress	456	365

	8,133	8,402
Accumulated depreciation	(4,105)	(4,198)

Property, plant and equipment, net	$4,028	$4,204

In the first quarter of 2013, we sold and leased back two of our headquarters facilities for a loss of approximately $36 million. We received net proceeds of $101 million in connection with the sales.

Note 4.   Goodwill and Intangible Assets

Goodwill by reportable segment at June 29, 2013 and December 29, 2012 was:

	June 29, 2013	December 29, 2012
	(in millions)

Beverages	$1,290	$1,290
Cheese	3,000	3,000
Refrigerated Meals	985	985
Grocery	4,216	4,216
International & Foodservice	1,784	1,855

Goodwill	$11,275	$11,346

Intangible assets were $2.6 billion at June 29, 2013 and December 29, 2012 and consisted primarily of indefinite-lived trademarks.

Note 5.   Restructuring Program

Our Board of Directors has approved a $650 million restructuring program consisting of up to $260 million of restructuring costs, up to $320 million of implementation costs, and up to $70 million of Spin-Off transition costs (the “Restructuring Program”). Approximately one-half of the total Restructuring Program costs are expected to be cash expenditures. Restructuring costs reflect primarily severance, asset disposals, voluntary early retirement program and other manufacturing-related costs. Implementation costs are directly attributable to restructuring activities; however, they do not qualify for special accounting treatment as exit or disposal activities. These costs primarily relate to reorganization costs related to our sales function, the information systems infrastructure, and accelerated depreciation on assets. Spin-Off transition costs have not been allocated to the segments because they consist mostly of professional service fees within the finance, legal, and information system functions.

As of June 29, 2013, we have incurred Restructuring Program costs of $504 million since the inception of the Restructuring Program, of which $223 million were cash expenditures. We expect to have incurred nearly all of the costs associated with the Restructuring Program by the end of 2013.

We recorded Restructuring Program costs and spending in the condensed consolidated financial statements as follows:

	For the Three Months Ended		For the Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
	(in millions)

Restructuring costs - Asset impairment and exit costs	$22	$38	$84	$76
Implementation costs - Cost of sales	26	20	50	36
Implementation costs - Selling, general and administrative expenses	24	3	44	4
Spin-Off transition costs - Selling, general and administrative expenses	10	–	23	–

	$82	$61	$201	$116

Non-cash costs incurred	$47	$17	$118	$49
Cash spent	30	21	70	29

Restructuring Program Costs by Segment:

During the three and six months ended June 29, 2013 and June 30, 2012, we recorded Restructuring Program costs within segment operating income as follows:

	For the Three Months Ended June 29, 2013				For the Three Months Ended June 30, 2012
	Restructuring Costs	Implementation Costs	Spin-Off Transition Costs	Total	Restructuring Costs	Implementation Costs	Spin-Off Transition Costs	Total
	(in millions)

Beverages	$5	$5	$–	$10	$10	$1	$–	$11
Cheese	5	24	–	29	7	19	–	26
Refrigerated Meals	4	7	–	11	5	1	–	6
Grocery	4	10	–	14	8	1	–	9
International & Foodservice	4	4	–	8	8	1	–	9
Corporate expenses	–	–	10	10	–	–	–	–

Total	$22	$50	$10	$82	$38	$23	$–	$61

	For the Six Months Ended June 29, 2013				For the Six Months Ended June 30, 2012
	Restructuring Costs	Implementation Costs	Spin-Off Transition Costs	Total	Restructuring Costs	Implementation Costs	Spin-Off Transition Costs	Total
	(in millions)

Beverages	$17	$15	$–	$32	$16	$1	$–	$17
Cheese	21	42	–	63	13	32	–	45
Refrigerated Meals	15	11	–	26	11	1	–	12
Grocery	21	16	–	37	21	1	–	22
International & Foodservice	10	10	–	20	15	5	–	20
Corporate expenses	–	–	23	23	–	–	–	–

Total	$84	$94	$23	$201	$76	$40	$–	$116

Restructuring Costs Liability:

At June 29, 2013, the restructuring costs liability within other current liabilities was as follows:

	Severance and Related Costs	Asset Write-downs	Total
	(in millions)

Liability balance, December 30, 2012	$44	$–	$44
Charges	51	33	84
Cash spent	(30)	–	(30)
Non-cash items	(28)	(33)	(61)

Liability balance, June 29, 2013	$37	$–	$37

Note 6.   Stock Plans

Under the Kraft Foods Group, Inc. 2012 Performance Incentive Plan, we may grant eligible employees awards of stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), and other awards based on our common stock, as well as performance based long-term incentive awards (“Performance Shares”).

Stock Options:

In February 2013, as part of our annual equity program, we granted 2.8 million stock options to eligible employees at an exercise price of $46.74. During the six months ended June 29, 2013, 2.3 million stock options were exercised with a total value of $48 million.

Restricted Stock, Restricted Stock Units, and Performance Shares:

In aggregate, we granted 1.9 million RSUs and Performance Shares during the six months ended June 29, 2013 with a weighted-average market value per share of $52.91.

•	In February 2013, as part of our annual equity program, we granted 0.7 million RSUs at a market value of $46.74 per share.
•	In May 2013, we granted 1.0 million Performance Shares at a grant date fair value of $61.80 per share. The grant date fair value of our Performance Shares was based, in part, on the projected market performance of our common stock over the vesting period.
•	In February 2013, we granted 0.2 million additional Performance Shares with a weighted average market value of $29.70 per share (based on the grant date) in connection with the vesting of incentive plan awards granted in 2010 under Mondelēz International’s long-term incentive plan. These shares were adjusted and converted into new equity awards using a formula designed to preserve the value of the awards immediately prior to the Spin-Off.

During the six months ended June 29, 2013, 1.4 million shares of restricted stock, RSUs, and Performance Shares vested at an aggregate market value of $64 million.

Prior to the Spin-Off, our employees participated in various Mondelēz International stock-based compensation plans. As such, we were allocated stock-based compensation expense of $13 million in the three months and $27 million in the six months ended June 30, 2012 associated with these plans. In connection with the Spin-Off, we were required to reimburse Mondelēz International for their stock awards that were granted to our employees, and Mondelēz International was required to reimburse us for our stock awards that were granted to their employees. We settled the net amount we owed of $55 million in March 2013.

Note 7.   Postemployment Benefit Plans

Pension Plans

Components of Net Pension Cost:

Net periodic pension cost consisted of the following for the three and six months ended June 29, 2013 and June 30, 2012:

	U.S. Plans		Non-U.S. Plans
	For the Three Months Ended		For the Three Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
	(in millions)

Service cost	$24	$–	$5	$3
Interest cost	71	–	14	6
Expected return on plan assets	(79)	–	(14)	(12)
Market-based impacts	(603)	–	–	–
Actuarial losses	5	–	18	–
Amortization of prior service cost	1	–	–	.
Other	40	–	–	–

Net pension (benefit) / cost	$(541)	$–	$23	$(3)

	U.S. Plans		Non-U.S. Plans
	For the Six Months Ended		For the Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
	(in millions)

Service cost	$55	$–	$11	$5
Interest cost	142	–	28	12
Expected return on plan assets	(158)	–	(29)	(23)
Market-based impacts	(603)	–	–	–
Actuarial losses	5	–	18	–
Amortization of prior service cost	2	–	–	–
Other	57	–	–	–

Net pension (benefit) / cost	$(500)	$–	$28	$(6)

As a result of our voluntary early retirement program, we were required to remeasure certain of our U.S. pension plans. This remeasurement resulted in a benefit from market-based impacts of $603 million as of June 29, 2013, primarily driven by an 80 percentage point increase in the discount rate. We recorded $350 million of the benefit from market-based impacts in cost of sales and $253 million in selling, general and administrative expenses. We recorded deferred tax liabilities of $234 million in connection with this remeasurement. The net liabilities related to our postemployment benefit plans decreased approximately $932 million from December 29, 2012, due primarily to this remeasurement and cash contributions during the first six months of 2013.

Other net pension costs included special termination benefits associated with our voluntary early retirement program of $28 million for the three months and $45 million for the six months ended June 29, 2013. Other net pension costs also included settlement losses of $14 million for the three months and six months ended June 29, 2013 related to retiring employees who elected lump-sum payments.

Employer Contributions:

During the six months ended June 29, 2013, we contributed $416 million to our U.S. pension plans and $30 million to our non-U.S. pension plans. Based on our contribution strategy, we plan to make further contributions of approximately $15 million to our U.S. plans and approximately $165 million to our non-U.S. plans during the remainder of 2013. However, our actual contributions may differ due to many factors, including changes in tax and other benefit laws, tax deductibility, significant differences between expected and actual pension asset performance or interest rates, or other factors.

Postretirement Benefit Plans

Components of Net Postretirement Health Care Costs:

Net postretirement health care costs consisted of the following for the three and six months ended June 29, 2013 and June 30, 2012:

	For the Three Months Ended
	June 29, 2013	June 30, 2012
	(in millions)

Service cost	$8	$–
Interest cost	36	–
Actuarial losses	4
Amortization of prior service credit	(7)	–
Other	3	–

Net postretirement health care costs	$44	$–

	For the Six Months Ended
	June 29, 2013	June 30, 2012
	(in millions)

Service cost	$17	$–
Interest cost	71	–
Actuarial losses	4
Amortization of prior service credit	(13)	–
Other	5	–

Net postretirement health care costs	$84	$–

Other net postretirement health care costs included special termination benefits associated with our voluntary early retirement program of $3 million for the three months and $5 million for the six months ended June 29, 2013.

Other Postemployment Benefit Plans

Components of Net Postemployment Costs:

Net postemployment costs consisted of the following for the three and six months ended June 29, 2013 and June 30, 2012:

	For the Three Months Ended
	June 29, 2013	June 30, 2012
	(in millions)

Service cost	$–	$1
Interest cost	1	–
Market-based impacts	(1)	–
Actuarial gains	(3)	–
Other	1	–

Net other postemployment (benefit) / cost	$(2)	$1

	For the Six Months Ended
	June 29, 2013	June 30, 2012
	(in millions)

Service cost	$1	$2
Interest cost	1	–
Market-based impacts	(1)	–
Actuarial gains	(3)	–
Other	1	–

Net other postemployment (benefit) / cost	$(1)	$2

Our Participation in Mondelēz International’s Pension and Other Postemployment Benefit Plans and the Spin-Off Impact

Prior to the Spin-Off, our employees participated in various Mondelēz International pension, postretirement, and other postemployment benefit plans. We were allocated $181 million in the three months and $314 million in the six months ended June 30, 2012 associated with these plans.

Note 8.   Financial Instruments

See our consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended December 29, 2012, for additional information on our accounting and purpose for entering into derivatives and our overall risk management strategies.

Fair Value of Derivative Instruments:

Derivative instruments were recorded at fair value in the condensed consolidated balance sheets as of June 29, 2013 and December 29, 2012 as follows:

	June 29, 2013		December 29, 2012
	Assets	Liabilities	Assets	Liabilities
	(in millions)

Derivatives designated as hedging instruments:
Commodity contracts	$1	$12	$7	$11
Foreign exchange contracts	42	–	8	3

	$43	$12	$15	$14

Derivatives not designated as hedging instruments:
Commodity contracts	$22	$25	$24	$34

Total fair value	$65	$37	$39	$48

The fair value of our asset derivatives is recorded within other current assets and other assets. The fair value of our liability derivatives is recorded within other current liabilities.

The fair value (asset / (liability)) of our derivative instruments at June 29, 2013 was determined using:

		Quoted Prices in
		Active Markets	Significant	Significant
		for Identical	Other Observable	Unobservable
	Total	Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(in millions)
Commodity contracts	$(14)	$(14)	$–	$–
Foreign exchange contracts	42	–	42	–

Total derivatives	$28	$(14)	$42	$–

The fair value (asset / (liability)) of our derivative instruments at December 29, 2012 was determined using:

		Quoted Prices in
		Active Markets	Significant	Significant
		for Identical	Other Observable	Unobservable
	Total	Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(in millions)
Commodity contracts	$(14)	$(7)	$(7)	$–
Foreign exchange contracts	5	–	5	–

Total derivatives	$(9)	$(7)	$(2)	$–

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

Derivative Volume:

The net notional values of our derivative instruments as of June 29, 2013 and December 29, 2012 were:

	Notional Amount
	June 29,	December 29,
	2013	2012
	(in millions)

Commodity contracts	$497	$518
Foreign exchange contracts	807	947

Cash Flow Hedges:

Cash flow hedge activity, net of income taxes, within accumulated other comprehensive earnings / (losses) included:

	For the Three Months Ended		For the Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2013	2012	2013	2012
	(in millions)

Accumulated other comprehensive earnings / (losses) at beginning of period	$(148)	$(4)	$(152)	$(18)
Unrealized gain / (loss)	8	(180)	6	(174)
Transfer of realized (gains) / losses to earnings	(6)	25	–	33

Accumulated other comprehensive earnings / (losses) at end of period	$(146)	$(159)	$(146)	$(159)

The unrealized gains / (losses), net of income taxes, recognized in other comprehensive earnings were:

	For the Three Months Ended		For the Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2013	2012	2013	2012
	(in millions)
Commodity contracts	$(9)	$(19)	$(21)	$(38)
Foreign exchange contracts	17	2	27	–
Interest rate contracts	–	(163)	–	(136)

Total	$8	$(180)	$6	$(174)

The gains / (losses), net of income taxes, reclassified from accumulated other comprehensive earnings / (losses) into net earnings were:

	For the Three Months Ended		For the Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2013	2012	2013	2012
	(in millions)
Commodity contracts	$(6)	$(11)	$(17)	$(19)
Foreign exchange contracts	14	1	21	1
Interest rate contracts	(2)	(15)	(4)	(15)

Total	$6	$(25)	$–	$(33)

The gains / (losses) on ineffectiveness recognized in pre-tax earnings were:

	For the Three Months Ended		For the Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2013	2012	2013	2012
	(in millions)
Commodity contracts	$(1)	$–	$(5)	$(3)

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

Based on our valuation at June 29, 2013, we would expect to transfer unrealized losses of $16 million (net of taxes) for commodity cash flow hedges, unrealized gains of $10 million (net of taxes) for foreign currency cash flow hedges, and unrealized losses of $8 million (net of taxes) for interest rate cash flow hedges to earnings during the next 12 months.

Hedge Coverage:

As of June 29, 2013, we had hedged forecasted transactions for the following durations:

•	commodity transactions for periods not exceeding the next nine months;
•	foreign currency transactions for periods not exceeding the next six years; and
•	interest rate transactions for periods not exceeding the next 29 years.

Economic Hedges:

Gains / (losses) recorded in net earnings for economic hedges which are not designated as hedging instruments included:

	For the Three Months Ended		For the Six Months Ended		Location of Gain/(Loss) Recognized Earnings
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
	(in millions)

Commodity contracts	$(2)	$1	$2	$(1)	Cost of Sales

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

Third-Party Guarantees:

We have third-party guarantees primarily covering long-term obligations related to leased properties. The carrying amount of our third-party guarantees on our condensed consolidated balance sheet was $21 million at June 29, 2013 and $22 million at December 29, 2012. The maximum potential payment under these guarantees was $54 million at June 29, 2013 and $64 million at December 29, 2012. Substantially all of these guarantees expire at various times through 2027.

Fair Value of Our Debt:

The fair value of our long-term debt was determined using Level 1 quoted prices in active markets for the publicly traded debt obligations. The aggregate fair value of our total debt was $10.7 billion as compared with the carrying value of $10.0 billion at June 29, 2013. At December 29, 2012, the aggregate fair value of our total debt was $11.5 billion as compared with the carrying value of $10.0 billion.

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

	Foreign Currency Adjustments	Postemployment Benefit Plan Adjustments	Derivative Hedging Gains /(Losses)	Total Accumulated Other Comprehensive Earnings / (Losses)
	(in millions)

Balances at December 30, 2012	$(359)	$51	$(152)	$(460)
Other comprehensive earnings before reclassifications:
Foreign currency adjustments	(49)	–	–	(49)
Unrealized gain in fair value	–	–	6	6

	(49)	–	6	(43)
Amounts reclassified from accumulated other comprehensive earnings:
Amortization of prior service credits	–	(6)	–	(6)

	–	(6)	–	(6)
Net current-period other comprehensive (losses) / earnings	(49)	(6)	6	(49)

Balances at June 29, 2013	$(408)	$45	$(146)	$(509)

Amounts reclassified from accumulated other comprehensive earnings in the three and six months ended June 29, 2013 were as follows:

	For the Three Months Ended June 29, 2013	For the Six Months Ended June 29, 2013
Details about Accumulated Other Comprehensive Earnings / (Losses) Components	Amount Reclassified from Accumulated Other Comprehensive Earnings /(Losses)	Amount Reclassified from Accumulated Other Comprehensive Earnings /(Losses)		Affected Line Item in the Statement Where Net Income is Presented
	(in millions)

Derivative hedging (gains) / losses
Commodity contracts	$9	$28		Cost of sales
Foreign exchange contracts	(22)	(34)		Interest and other expense
Interest rate contracts	3	6		Interest and other expense

	(10)	–		Total before tax
	4	–		Tax expense

	$(6)	$–		Net of tax

Postemployment benefit plan adjustments
Amortization of prior service credits	$(6)	$(11	) (1)

	(6)	(11)		Total before tax
	3	5		Tax benefit

	$(3)	$(6)		Net of tax

(1)	These accumulated other comprehensive earnings components are included in the computation of net periodic pension and postretirement health care costs. See Note 7, Postemployment Benefit Plans, for additional information.

Note 11. Earnings Per Share (“EPS”)

We grant shares of restricted stock and RSUs that are considered to be participating securities. Due to the presence of participating securities, we have calculated our EPS using the two-class method.

	For the Three Months Ended		For the Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
	(in millions, except per share data)

Basic EPS:
Net earnings	$829	$603	$1,285	$1,086

Earnings allocated to participating securities	4	–	6	–

Earnings available to common shareholders - basic	$825	$603	$1,279	$1,086
Weighted-average common shares outstanding	594	591	593	591

Net earnings per share	$1.39	$1.02	$2.16	$1.84

Diluted EPS:
Net earnings	$829	$603	$1,285	$1,086

Earnings allocated to participating securities	4	–	6	–

Earnings available to common shareholders - diluted	$825	$603	$1,279	$1,086
Weighted-average common shares outstanding	594	591	593	591
Effect of dilutive securities	5	–	5	–

Weighted-average common shares, including dilutive effect	599	591	598	591

Net earnings per share	$1.38	$1.02	$2.14	$1.84

Basic and diluted earnings per common share and the average number of common shares outstanding as of June 30, 2012 were retrospectively restated for the number of Kraft Foods Group shares outstanding immediately following the Spin-Off. The same number of shares was used to calculate basic and diluted earnings per share since no Kraft Foods Group equity awards were outstanding prior to the Spin-Off.

We exclude antidilutive stock options from our calculation of weighted-average shares for diluted EPS. We excluded 1.3 million antidilutive stock options for the six months ended June 29, 2013. Antidilutive options were insignificant for the three months ended June 29, 2013.

Note 12. Segment Reporting

We manufacture and market food and beverage products, including refrigerated meals, refreshment beverages, coffee, cheese, and other grocery products, primarily in the United States and Canada. We manage and report operating results through five reportable segments: Beverages, Cheese, Refrigerated Meals, Grocery, and International & Foodservice.

Effective July 1, 2013, we will reorganize our segments and individually present the following segments: Beverages, Cheese, Refrigerated Meals, Meals & Desserts, Enhancers & Snack Nuts, and Canada. Our remaining businesses, including our Foodservice and other international businesses, will be aggregated and disclosed as “Other Businesses”. Accordingly, we will align our previously reported changes with these new segments and begin to report on our reorganized segment structure for the third quarter of 2013. We will also reflect this change for all the historical periods we present.

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

Our segment net revenues and earnings consisted of:

	For the Three Months Ended		For the Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2013	2012	2013	2012
	(in millions)

Net revenues:
Beverages	$753	$778	$1,474	$1,486
Cheese	945	900	1,941	1,832
Refrigerated Meals	897	903	1,723	1,710
Grocery	1,138	1,216	2,216	2,296
International & Foodservice	1,002	989	1,927	1,915

Net revenues	$4,735	$4,786	$9,281	$9,239

	For the Three Months Ended		For the Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2013	2012	2013	2012
	(in millions)

Earnings before income taxes:
Operating income:
Beverages	$126	$135	$251	$233
Cheese	150	157	322	324
Refrigerated Meals	104	131	201	224
Grocery	304	409	632	748
International & Foodservice	168	126	292	227
Unrealized gains / (losses) on hedging activities	2	5	(3)	6
Certain postemployment benefit plan income / (costs)	567	(42)	568	(99)
General corporate expenses	(23)	(10)	(56)	(11)

Operating income	1,398	911	2,207	1,652
Interest and other expense, net	(130)	(21)	(253)	(23)
Royalty income from Mondelēz International	–	16	–	28

Earnings before income taxes	$1,268	$906	$1,954	$1,657

The increase in postemployment benefit plan income in 2013 compared to costs in 2012 resulted primarily from a remeasurement of certain of our postemployment benefit plans in the second quarter of 2013. We were allocated multiemployer postemployment benefit plan costs from Mondelēz International of $181 million in the three months and $314 million in the six months ended June 30, 2012. Of these allocated costs $45 million in the three months and $104 million in the six months ended June 30, 2012, were excluded from our segments in certain postemployment benefit plan income / (costs) above.

For the three and six months ended June 29, 2013, general corporate expenses included costs related to operating as an independent public company, including Spin-Off transition costs. Prior year costs were allocated to us from Mondelēz International.

See Note 5, “Restructuring Program,” for Restructuring Program costs by segment.

Included within our segment results are sales to Mondelēz International that totaled $41 million in the three months and $72 million in the six months ended June 29, 2013 and $27 million in the three months and $54 million in the six months ended June 30, 2012.

The increase in interest expense in the three and six months ended June 29, 2013 compared to the three and six months ended June 30, 2012 was due to our $6.0 billion debt issuance in June 2012, the $3.6 billion debt exchange in July 2012 and the transfer of $0.4 billion of debt from Mondelēz International in October 2012. Interest expense in the three and six months ended June 30, 2012 included interest expense from our capital leases and one month of interest expense on our $6.0 billion debt issuance, which was completed in June 2012.

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

Summary of Quarterly Results and Other Highlights

•	Net revenues decreased 1.1% to $4.7 billion in the second quarter of 2013 and increased 0.5% to $9.3 billion in the first six months of 2013 as compared to the same periods in the prior year.

•	Organic Net Revenues, a non-GAAP financial measure we use to evaluate our underlying results (see our reconciliation with net revenues and a discussion of our non-GAAP financial measures later in this section), decreased 1.2% to $4.7 billion in the second quarter of 2013 as compared to the second quarter of 2012 and increased 0.4% to $9.2 billion in the first six months of 2013 as compared to the first six months of 2012.

•	Diluted earnings per share (“EPS”) increased 35.3% to $1.38 in the second quarter of 2013 as compared to $1.02 from the same period in the prior year due to an increase in net earnings, partially offset by an increase in the weighted-average number of common shares outstanding. Diluted EPS increased 16.3% to $2.14 in the first six months of 2013 as compared to $1.84 from the same period in the prior year due to an increase in net earnings, partially offset by an increase in the weighted-average number of common shares outstanding. Diluted EPS and the average number of common shares outstanding as of June 30, 2012 were retrospectively restated for the number of Kraft Foods Group shares outstanding immediately following the Spin-Off.

•	As a result of our voluntary early retirement program, we were required to remeasure certain of our postemployment benefit plans in the second quarter of 2013. This remeasurement resulted in a benefit from market-based impacts of $604 million as of June 29, 2013, primarily driven by an 80 percentage point increase in the discount rate. We recorded $350 million of the benefit from market-based impacts in cost of sales and $254 million in selling, general and administrative expenses. We recorded deferred tax liabilities of $234 million in connection with this remeasurement. The net liabilities related to our postemployment benefit plans decreased approximately $932 million from December 29, 2012, due primarily to this remeasurement and cash contributions during the first six months of 2013.

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

Restructuring Program

Our Board of Directors has approved a $650 million restructuring program consisting of restructuring costs, implementation costs, and Spin-Off transition costs (the “Restructuring Program”). Approximately one-half of the total Restructuring Program costs are expected to be cash expenditures. We incurred Restructuring Program costs of $82 million in the three months and $201 million in the six months ended June 29, 2013, of which $30 million in the three months and $70 million in the six months ended June 29, 2013 were cash expenditures. We incurred Restructuring Program costs of $61 million in the three months and $116 million in the six months ended June 30, 2012, of which $21 million in the three months and $29 million in the six months ended June 30, 2012 were cash expenditures. As of June 29, 2013, we have incurred Restructuring Program costs of $504 million since the inception of the Restructuring Program, of which $223 million were cash expenditures. We expect to have incurred nearly all of the costs associated with the Restructuring Program by the end of 2013.

Debt

On May 18, 2012, we entered into a $3.0 billion five-year senior unsecured revolving credit facility in connection with the Spin-Off. The agreement expires on May 17, 2017. On June 4, 2012, we issued $6.0 billion of senior unsecured notes with a weighted average interest rate of 3.938% and transferred the net proceeds of $5.9 billion to Mondelēz International. On July 18, 2012, Mondelēz International completed a debt exchange in which $3.6 billion of Mondelēz International’s debt was exchanged for our debt as part of our Spin-Off-related capitalization plan. There were no cash proceeds from the exchange. On October 1, 2012, Mondelēz International also transferred approximately $0.4 billion of Mondelēz International’s 7.550% senior unsecured notes to us to complete the key elements of the capitalization plan in connection with the Spin-Off.

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

Provision for Income Taxes

Our effective tax rate was 34.6% in the second quarter of 2013 and 34.2% for the first six months of 2013. The 2013 second quarter effective tax rate was unfavorably impacted by an increase in full year U.S. forecasted earnings due to the remeasurement of certain of our postemployment benefit plans and favorably impacted by net discrete items totaling $9 million primarily related to adjustments to tax return estimates. For the first six months of 2013, our effective tax rate was unfavorably impacted by an increase in full year U.S. forecasted earnings due to the remeasurement of certain of our postemployment benefit plans and favorably impacted by net discrete items totaling $19 million which primarily related to adjustments to tax return estimates and adjustments to state tax rates.

Our effective tax rate was 33.4% in the second quarter of 2012 and 34.5% in the first six months of 2012. The 2012 second quarter effective tax rate was favorably impacted by net discrete items totaling $4 million, arising principally from reversals of uncertain tax positions. For the first six months of 2012, our effective tax rate was favorably impacted by net discrete items totaling $5 million, primarily from reversals of uncertain tax positions.

Consolidated Results of Operations

The following discussion compares our consolidated results of operations for the three and six months ended June 29, 2013 and June 30, 2012.

Three Months Ended June 29, 2013 compared to Three Months Ended June 30, 2012

	For the Three Months Ended
	June 29, 2013	June 30, 2012	$ Change	% Change
	(in millions, except per share data)

Net revenues	$4,735	$4,786	$(51)	(1.1%)

Operating income	$1,398	$911	$487	53.5%

Net earnings	$829	$603	$226	37.5%

Diluted earnings per share	$1.38	$1.02	$0.36	35.3%

Net Revenues – Net revenues decreased 1.1% to $4,735 million in the second quarter of 2013, and Organic Net Revenues(1) decreased 1.2% to $4,702 million as follows:

	For the Three Months Ended
	June 29, 2013	June 30, 2012	$ Change	% Change
	(in millions)

Net revenues	$4,735	$4,786	$(51)	(1.1)%
Impact of foreign currency	8	–	8	0.2	pp
Sales to Mondelēz International	(41)	(27)	(14)	(0.3	)pp

Organic Net Revenues (1)	$4,702	$4,759	$(57)	(1.2)%

Volume/mix			$(44)	(0.9	)pp
Net pricing			$(13)	(0.3	)pp

(1)	“Organic Net Revenues” is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.

The decline in Organic Net Revenues was due to unfavorable volume/mix and lower net pricing. Unfavorable volume/mix (0.9 pp) was due primarily to product line pruning (0.8 pp) and the timing of Easter shipments (0.5 pp to 1.0 pp) while lower net pricing (0.3 pp) was realized in the Beverages and Grocery segments.

Higher sales to Mondelēz International increased net revenues by $14 million while foreign currency negatively impacted net revenues by $8 million due to the strength of the U.S. dollar relative to the Canadian dollar.

Operating Income – Operating income increased 53.5% to $1,398 million in the second quarter of 2013, driven by favorable market-based impacts to postemployment benefit plans and lower product costs (driven primarily by net productivity), partially offset by increased selling, general and administrative expenses (driven primarily by higher marketing spending), unfavorable volume/mix, and higher Restructuring Program costs.

	Operating Income	Change
	(in millions)	(percentage point)

Operating Income for the Three Months Ended June 30, 2012	$911
Lower net pricing	(13)	(1.3	)pp
Lower product costs	16	1.6	pp
Unfavorable volume/mix	(27)	(2.8	)pp
Higher selling, general and administrative expenses	(68)	(7.0	)pp
Unfavorable foreign currency	(3)	(0.3	)pp
Favorable market-based impacts to postemployment benefit plans	604	66.3	pp
Change in unrealized gains / (losses) on hedging activities	(3)	(0.3	)pp
Higher Restructuring Program costs	(21)	(2.9	)pp
Other, net	2	0.2	pp

Operating Income for the Three Months Ended June 29, 2013	$1,398	53.5%

Lower net pricing was due primarily to increased competitive activity in the Grocery and Beverages segments and commodity-driven coffee pricing. Lower product costs reflected lower manufacturing costs (driven by net productivity), partially offset by higher commodity costs (primarily dairy and meat products). Unfavorable volume/mix was due primarily to lower shipments in the Grocery segment. Increased selling, general and administrative expenses were driven by higher marketing spending, partially offset by lower other selling, general and administrative expenses. We recognized a benefit from market-based impacts to our postemployment benefit plans of $604 million in the three months ended June 29, 2013. We incurred $21 million more Restructuring Program costs in the second quarter of 2013 than we did in the second quarter of 2012, due primarily to the voluntary early retirement program announced in the first quarter of 2013.

Net Earnings and Diluted Earnings per Share – Net earnings increased 37.5% to $829 million in the second quarter of 2013. Diluted EPS was $1.38 in the second quarter of 2013, up $0.36 from $1.02 in the second quarter of 2012. These changes were driven by favorable market-based impacts to postemployment benefit plans, partially offset by higher interest expense and a decline in operations.

Diluted EPS

Diluted EPS for the Three Months Ended June 30, 2012	$1.02
Decline in operations	(0.10)
Higher Restructuring Program costs	(0.02)
Royalty income from Mondelēz International	(0.02)
Favorable market-based impacts to postemployment benefit plans	0.62
Higher interest and other expense, net	(0.12)
Changes in taxes	0.03
Increase in shares outstanding	(0.02)
Other, net	(0.01)

Diluted EPS for the Three Months Ended June 29, 2013	$1.38

The decline in operations in the three months ended June 29, 2013 included certain costs related to operating as an independent public company, which were not part of our cost structure in the three months ended June 30, 2012.

The increase in interest and other expense, net for the three months ended June 29, 2013 was due to our $6.0 billion debt issuance in June 2012, the $3.6 billion debt exchange in July 2012, and the $0.4 billion transfer of debt from Mondelēz International in October 2012. Interest expense in the three months ended June 30, 2012 included interest expense from our capital leases and one month of interest expense on our $6.0 billion debt issuance, which was completed in June 2012.

Six Months Ended June 29, 2013 compared to Six Months Ended June 30, 2012

	For the Six Months Ended
	June 29, 2013	June 30, 2012	$ Change	% Change
	(in millions, except per share data)

Net revenues	$9,281	$9,239	$42	0.5%

Operating income	$2,207	$1,652	$555	33.6%

Net earnings	$1,285	$1,086	$199	18.3%

Diluted earnings per share	$2.14	$1.84	$0.30	16.3%

Net Revenues – Net revenues increased 0.5% to $9,281 million in the first six months of 2013, and Organic Net Revenues(1) increased 0.4% to $9,222 million as follows:

	For the Six Months Ended
	June 29, 2013	June 30, 2012	$ Change	% Change
	(in millions)

Net revenues	$9,281	$9,239	$42	0.5%
Impact of foreign currency	13	–	13	0.1	pp
Sales to Mondelēz International	(72)	(54)	(18)	(0.2	)pp

Organic Net Revenues (1)	$9,222	$9,185	$37	0.4%

Volume/mix			$61	0.7	pp
Net pricing			$(24)	(0.3	)pp

(1)	“Organic Net Revenues” is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.

Organic Net Revenues growth was driven by favorable volume/mix, partially offset by lower net pricing. Favorable volume/mix (0.7 pp) realized in the Cheese, Beverages, and International & Foodservice segments was partially offset by product line pruning (0.8 pp). Lower net pricing (0.3 pp) was due primarily to the Beverages segment.

Higher sales to Mondelēz International increased net revenues by $18 million while foreign currency negatively impacted net revenues by $13 million due to the strength of the U.S. dollar relative to the Canadian dollar.

Operating Income – Operating income increased 33.6% to $2,207 million in the first six months of 2013, driven by favorable market-based impacts to postemployment benefit plans, favorable volume/mix, and lower product costs (driven by net productivity), partially offset by higher Restructuring Program costs and lower net pricing.

	Operating Income	Change
	(in millions)	(percentage point)

Operating Income for the Six Months Ended June 30, 2012	$1,652
Lower net pricing	(24)	(1.3	)pp
Lower product costs	30	1.7	pp
Favorable volume/mix	39	2.2	pp
Lower selling, general and administrative expenses	1	0.1	pp
Unfavorable foreign currency	(2)	(0.1	)pp
Favorable market-based impacts to postemployment benefit plans	604	36.6	pp
Change in unrealized gains / (losses) on hedging activities	(9)	(0.6	)pp
Higher Restructuring Program costs	(85)	(5.0	)pp
Other, net	1	–

Operating Income for the Six Months Ended June 29, 2013	$2,207	33.6%

Lower net pricing was due primarily to commodity-driven coffee pricing and increased competitive activity in the Beverages segment. Lower product costs reflected lower manufacturing costs (driven by net productivity), partially offset by higher commodity costs (primarily dairy and meat products). Favorable volume/mix was driven by favorable mix in the International & Foodservice segment and higher shipments in the Cheese and Beverages segments. Lower selling, general and administrative expenses reflected higher marketing spending that was more than offset by lower other selling, general and administrative expenses. We recognized a benefit from market-based impacts to our postemployment benefit plans of $604 million in the six months ended June 29, 2013. The change in unrealized gains / (losses) on hedging activities decreased operating income by $9 million, as we recognized losses of $3 million in the first six months of 2013 versus gains of $6 million in the first six months of 2012. We incurred $85 million more Restructuring Program costs in the first six months of 2013 than we did in the first six months of 2012, due primarily to the voluntary early retirement program and the sale-leaseback of our headquarters facilities.

Net Earnings and Diluted Earnings per Share – Net earnings increased 18.3% to $1,285 million in the first six months of 2013. Diluted EPS was $2.14 in the first six months of 2013, up $0.30 from $1.84 in the first six months of 2012. These changes were due primarily to favorable market-based impacts to postemployment benefit plans and an increase from operations, partially offset by higher interest expense and Restructuring Program costs.

Diluted EPS

Diluted EPS for the Six Months Ended June 30, 2012	$1.84
Increase from operations	0.05
Higher Restructuring Program costs	(0.09)
Royalty income from Mondelēz International	(0.03)
Favorable market-based impacts to postemployment benefit plans	0.62
Higher interest and other expense, net	(0.25)
Changes in taxes	0.04
Increase in shares outstanding	(0.03)
Other, net	(0.01)

Diluted EPS for the Six Months Ended June 29, 2013	$2.14

We experienced growth from operations in the six months ended June 29, 2013 despite incurring certain costs related to operating as an independent public company which were not part of our cost structure in the six months ended June 30, 2012.

The increase in interest and other expense, net for the six months ended June 29, 2013 was due to our $6.0 billion debt issuance in June 2012, the $3.6 billion debt exchange in July 2012, and the $0.4 billion transfer of debt from Mondelēz International in October 2012. Interest expense in the six months ended June 30, 2012 included interest expense from our capital leases and one month of interest expense on our $6.0 billion debt issuance, which was completed in June 2012.

Results of Operations by Reportable Segment

The following discussion compares our results of operations for each of our reportable segments for the three and six months ended June 29, 2013 and June 30, 2012.

	For the Three Months Ended		For the Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
	(in millions)

Net revenues:
Beverages	$753	$778	$1,474	$1,486
Cheese	945	900	1,941	1,832
Refrigerated Meals	897	903	1,723	1,710
Grocery	1,138	1,216	2,216	2,296
International & Foodservice	1,002	989	1,927	1,915

Net revenues	$4,735	$4,786	$9,281	$9,239

	For the Three Months Ended		For the Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
	(in millions)

Operating income:
Beverages	$126	$135	$251	$233
Cheese	150	157	322	324
Refrigerated Meals	104	131	201	224
Grocery	304	409	632	748
International & Foodservice	168	126	292	227
Unrealized gains / (losses) on hedging activities	2	5	(3)	6
Certain postemployment benefit plan income / (costs)	567	(42)	568	(99)
General corporate expenses	(23)	(10)	(56)	(11)

Operating income	$1,398	$911	$2,207	$1,652

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

Effective July 1, 2013, we will reorganize our segments and individually present the following segments: Beverages, Cheese, Refrigerated Meals, Meals & Desserts, Enhancers & Snack Nuts, and Canada. Our remaining businesses, including our Foodservice and other international businesses, will be aggregated and disclosed as “Other Businesses”. Accordingly, we will align our previously reported changes with these new segments and begin to report on our reorganized segment structure for the third quarter of 2013. We will also reflect this change for all the historical periods we present.

The increase in postemployment benefit plan income in 2013 compared to costs in 2012 resulted primarily from a remeasurement of certain of our postemployment benefit plans in the second quarter of 2013. We were allocated multiemployer postemployment benefit plan costs from Mondelēz International of $181 million in the three months and $314 million in the six months ended June 30, 2012. Of these allocated costs $45 million in the three months and $104 million in the six months ended June 30, 2012, were excluded from our segments in certain postemployment benefit plan income / (costs) above.

For the three and six months ended June 29, 2013, general corporate expenses included costs related to operating as an independent public company, including Spin-Off transition costs. Prior year costs were allocated to us from Mondelēz International.

In connection with our Restructuring Program, we recorded charges of $82 million for the three months and $201 million for the six months ended June 29, 2013. We recorded charges of $61 million for the three months and $116 million for the six months ended June 30, 2012. The breakdown of these costs by segment and classification is shown in Note 5, Restructuring Program, to the condensed consolidated financial statements.

Included within our segment results are sales to Mondelēz International that totaled $41 million in the three months and $72 million in the six months ended June 29, 2013 compared to $27 million in the three months and $54 million in the six months ended June 30, 2012.

Beverages

	For the Three Months Ended
	June 29, 2013	June 30, 2012	$ Change	% Change
	(in millions)
Net revenues	$753	$778	$(25)	(3.2%	)
Organic Net Revenues(1)	753	778	(25)	(3.2%	)
Segment operating income	126	135	(9)	(6.7%	)

	For the Six Months Ended
	June 29, 2013	June 30, 2012	$ Change	% Change
	(in millions)
Net revenues	$1,474	$1,486	$(12)	(0.8%	)
Organic Net Revenues(1)	1,474	1,486	(12)	(0.8%	)
Segment operating income	251	233	18	7.7%

(1)	See the Non-GAAP Financial Measures section at the end of this item.

Three Months Ended June 29, 2013 compared to Three Months Ended June 30, 2012

Net revenues and Organic Net Revenues decreased 3.2%, due to lower net pricing (4.6 pp) across all Beverages categories, partially offset by favorable volume/mix (1.4 pp). Lower net pricing was due primarily to increased competitive activity in ready-to-drink beverages, powdered beverages and liquid concentrates as well as lower commodity-driven pricing in coffee. Favorable volume/mix was driven primarily by growth in on-demand coffee and liquid concentrates.

Segment operating income decreased 6.7%, due primarily to higher marketing spending, partially offset by lower other selling, general and administrative expenses and pricing net of commodity costs.

Six Months Ended June 29, 2013 compared to Six Months Ended June 30, 2012

Net revenues and Organic Net Revenues decreased 0.8%, due to lower net pricing (5.0 pp), partially offset by favorable volume/mix (4.2 pp). Lower net pricing was due primarily to lower commodity-driven pricing in coffee and increased competitive activity in ready-to-drink beverages and liquid concentrates. Favorable volume/mix was driven by growth in on-demand coffee, liquid concentrates, and ready-to-drink beverages, partially offset by lower shipments in powdered beverages.

Segment operating income increased 7.7%, driven primarily by lower other selling, general and administrative costs, favorable volume/mix, and lower manufacturing costs (driven by net productivity), partially offset by increased marketing spending, higher Restructuring Program costs, and unfavorable pricing net of commodity costs.

Cheese

	For the Three Months Ended
	June 29, 2013	June 30, 2012	$ Change	% Change
	(in millions)

Net revenues	$945	$900	$45	5.0%
Organic Net Revenues(1)	925	900	25	2.8%
Segment operating income	150	157	(7)	(4.5%	)

	For the Six Months Ended
	June 29, 2013	June 30, 2012	$ Change	% Change
	(in millions)

Net revenues	$1,941	$1,832	$109	5.9%
Organic Net Revenues(1)	1,908	1,832	76	4.1%
Segment operating income	322	324	(2)	(0.6%	)

(1)	See the Non-GAAP Financial Measures section at the end of this item.

Three Months Ended June 29, 2013 compared to Three Months Ended June 30, 2012

Net revenues increased 5.0%, which includes the impact of higher sales to Mondelēz International (2.2 pp). Organic Net Revenues increased 2.8%, driven by higher net pricing (1.6 pp) and favorable volume/mix (1.2 pp). Higher net pricing was driven primarily by the natural cheese category. Favorable volume/mix was driven primarily by higher shipments in the natural cheese category.

Segment operating income decreased 4.5%, due primarily to unfavorable pricing net of commodity costs, partially offset by lower marketing spending, favorable volume/mix, and lower manufacturing costs (driven by net productivity).

Six Months Ended June 29, 2013 compared to Six Months Ended June 30, 2012

Net revenues increased 5.9%, which includes the impact of higher sales to Mondelēz International (1.8 pp). Organic Net Revenues increased 4.1%, driven by favorable volume/mix (3.7 pp) and higher net pricing (0.4 pp). Favorable volume/mix was driven by higher shipments in the natural cheese and sandwich cheese categories.

Segment operating income decreased 0.6%, due primarily to unfavorable pricing net of commodity costs and higher Restructuring Program costs, almost fully offset by favorable volume/mix, lower other selling, general and administrative expenses, and lower manufacturing costs (driven by net productivity).

Refrigerated Meals

	For the Three Months Ended
	June 29, 2013	June 30, 2012	$ Change	% Change
	(in millions)

Net revenues	$897	$903	$(6)	(0.7%	)
Organic Net Revenues(1)	897	903	(6)	(0.7%	)
Segment operating income	104	131	(27)	(20.6%	)

	For the Six Months Ended
	June 29, 2013	June 30, 2012	$ Change	% Change
	(in millions)

Net revenues	$1,723	$1,710	$13	0.8%
Organic Net Revenues(1)	1,723	1,710	13	0.8%
Segment operating income	201	224	(23)	(10.3%	)

(1)	See the Non-GAAP Financial Measures section at the end of this item.

Three Months Ended June 29, 2013 compared to Three Months Ended June 30, 2012

Net revenues and Organic Net Revenues decreased 0.7%, due to unfavorable volume/mix (2.8 pp), partially offset by higher net pricing (2.1 pp). Unfavorable volume/mix was due primarily to lower shipments of cold cuts and bacon, partially offset by higher shipments of lunch combinations. Higher net pricing was due primarily to commodity-driven pricing in bacon.

Segment operating income decreased 20.6%, due primarily to unfavorable pricing net of commodity costs and higher marketing spending, partially offset by lower manufacturing costs (driven by net productivity).

Six Months Ended June 29, 2013 compared to Six Months Ended June 30, 2012

Net revenues and Organic Net Revenues increased 0.8%, driven by higher net pricing (2.4 pp), partially offset by unfavorable volume/mix (1.6 pp). Higher net pricing was driven primarily by commodity-driven pricing in bacon. Unfavorable volume/mix was due primarily to lower shipments of cold cuts, partially offset by higher shipments of lunch combinations.

Segment operating income decreased 10.3%, as higher marketing spending, increased Restructuring Program costs, and unfavorable pricing net of commodity costs were partially offset by lower manufacturing costs (driven by net productivity).

Grocery

	For the Three Months Ended
	June 29, 2013	June 30, 2012	$ Change	% Change
	(in millions)

Net revenues	$1,138	$1,216	$(78)	(6.4%	)
Organic Net Revenues(1)	1,135	1,216	(81)	(6.7%	)
Segment operating income	304	409	(105)	(25.7%	)

	For the Six Months Ended
	June 29, 2013	June 30, 2012	$ Change	% Change
	(in millions)

Net revenues	$2,216	$2,296	$(80)	(3.5%	)
Organic Net Revenues(1)	2,211	2,296	(85)	(3.7%	)
Segment operating income	632	748	(116)	(15.5%	)

(1)	See the Non-GAAP Financial Measures section at the end of this item.

Three Months Ended June 29, 2013 compared to Three Months Ended June 30, 2012

Net revenues decreased 6.4%, despite the impact of higher sales to Mondelēz International (0.3 pp). Organic Net Revenues decreased 6.7%, due to unfavorable volume/mix (5.1 pp) and lower net pricing (1.6 pp). Unfavorable volume/mix in ready-to-eat desserts, spoonable dressings, and pourable dressings was due primarily to lower shipments. Lower net pricing was driven by increased competitive activity in spoonable dressings.

Segment operating income decreased 25.7%, due primarily to higher marketing spending and unfavorable volume/mix, partially offset by lower other selling, general and administrative expenses.

Six Months Ended June 29, 2013 compared to Six Months Ended June 30, 2012

Net revenues decreased 3.5%, despite the impact of higher sales to Mondelēz International (0.2 pp). Organic Net Revenues decreased 3.7%, due to unfavorable volume/mix (3.7 pp). Unfavorable volume/mix was due primarily to lower shipments in ready-to-eat desserts, spoonable dressings, and pourable dressings.

Segment operating income decreased 15.5%, due primarily to higher marketing spending, unfavorable volume/mix, higher costs incurred for the Restructuring Program, and unfavorable pricing net of commodity costs, partially offset by lower other selling, general and administrative expenses.

International & Foodservice

	For the Three Months Ended
	June 29, 2013	June 30, 2012	$ Change	% Change
	(in millions)

Net revenues	$1,002	$989	$13	1.3%
Organic Net Revenues(1)	992	962	30	3.1%
Segment operating income	168	126	42	33.3%

	For the Six Months Ended
	June 29, 2013	June 30, 2012	$ Change	% Change
	(in millions)

Net revenues	$1,927	$1,915	$12	0.6%
Organic Net Revenues(1)	1,906	1,861	45	2.4%
Segment operating income	292	227	65	28.6%

(1)	See the Non-GAAP Financial Measures section at the end of this item.

Three Months Ended June 29, 2013 compared to Three Months Ended June 30, 2012

Net revenues increased 1.3%, despite the impact of lower sales to Mondelēz International (1.0 pp) and unfavorable foreign currency (0.8 pp). Organic Net Revenues increased 3.1%, driven by favorable volume/mix (2.3 pp) and higher net pricing (0.8 pp). Favorable volume/mix was driven by Canada and Export, partially offset by product line pruning in Foodservice. Higher net pricing was driven primarily by commodity-driven pricing in Foodservice.

Segment operating income increased 33.3%, driven primarily by favorable volume/mix, lower manufacturing costs (driven by net productivity), and lower other selling, general and administrative expenses, partially offset by higher marketing spending.

Six Months Ended June 29, 2013 compared to Six Months Ended June 30, 2012

Net revenues increased 0.6%, despite the impact of lower sales to Mondelēz International (1.1 pp) and unfavorable foreign currency (0.7 pp). Organic Net Revenues increased 2.4%, driven by favorable volume/mix (2.2 pp) and higher net pricing (0.2 pp). Favorable volume/mix was driven by Canada and Export, partially offset by product line pruning in Foodservice.

Segment operating income increased 28.6%, driven primarily by favorable volume/mix, lower other selling, general and administrative expenses, and lower manufacturing costs (driven by net productivity), partially offset by higher marketing spending.

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

Net Cash Provided by Operating Activities:

During the first six months of 2013, net cash provided by operating activities was $611 million as compared to $1,101 million in the first six months of 2012. The decrease in cash provided by operating cash flows primarily related to $446 million of pension contributions, cash paid for taxes and interest, partially offset by an improvement in working capital in the six months ended June 29, 2013 compared to the six months ended June 30, 2012.

Net Cash Used in Investing Activities:

Net cash used in investing activities was $108 million in the first six months of 2013 as compared to $179 million used in the first six months of 2012. Lower cash used was driven by the proceeds of $101 million from the sale of our headquarters facilities, partially offset by an increase in capital expenditures of $31 million. We had $212 million of capital expenditures in the first six months of 2013 and $181 million in the first six months of 2012. Capital expenditures include investments in our business to modernize manufacturing facilities and support new product and productivity initiatives. We expect 2013 capital expenditures to be approximately $650 million, including capital expenditures required for our Restructuring Program, compared to $440 million in 2012. We expect to fund these expenditures with cash from operations.

Net Cash Used in Financing Activities:

During the first six months of 2013, net cash used in financing activities was $582 million, compared with $919 million used in financing activities in the first six months of 2012. In the first six months of 2013, we paid dividends of $594 million. In the first six months of 2012, we transferred $6.6 billion to Mondelēz International, primarily funded by the net proceeds we received from our $6.0 billion debt issuance in June 2012.

Total Debt:

Our total debt was $10.0 billion at June 29, 2013 and December 29, 2012. The weighted-average remaining term of our debt was 13.7 years at June 29, 2013. Our long-term debt contains customary representations, covenants, and events of default. We were in compliance with all covenants as of June 29, 2013.

On May 18, 2012, we entered into a $3.0 billion five-year senior unsecured revolving credit facility that expires on May 17, 2017. The revolving credit agreement contains customary representations, covenants, and events of default. As of June 29, 2013, no amounts were drawn on this credit facility and we were in compliance with all covenants. For further description of our credit facility, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” in our Annual Report on Form 10-K for the year ended December 29, 2012.

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

During the first six months of 2013, our aggregate commodity costs increased over the prior year period, primarily as a result of higher costs of dairy, meat products, and other raw materials, partially offset by lower coffee, nuts, soy bean and vegetable oil, and sugar costs. Our commodity costs increased approximately $31 million in the second quarter and $65 million in the first six months of 2013 over the comparable prior year period.

Despite higher commodity costs, our product costs decreased in the second quarter and first six months of 2013 compared to the comparable prior year period driven by net productivity gains.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

We have no material off-balance sheet arrangements other than the guarantees and contractual obligations that are discussed below.

As discussed in Note 9, Commitments, Contingencies and Debt, to the condensed consolidated financial statements, we have third-party guarantees primarily covering long-term obligations related to leased properties. The carrying amount of our third-party guarantees on our condensed consolidated balance sheet was $21 million at June 29, 2013 and $22 million at December 29, 2012. The maximum potential payment under these guarantees was $54 million at June 29, 2013 and $64 million at December 29, 2012. Substantially all of these guarantees expire at various times through 2027.

In addition, we were contingently liable for guarantees related to our own performance totaling $79 million at June 30, 2013 and $74 million at December 29, 2012. These include letters of credit related to dairy commodity purchases and other letters of credit.

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

Equity and Dividends

Under the Kraft Foods Group, Inc. 2012 Performance Incentive Plan, we may grant eligible employees awards of stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), and other awards based on our common stock, as well as performance based long-term incentive awards (“Performance Shares”).

Stock Options:

In February 2013, as part of our annual equity program, we granted 2.8 million stock options to eligible employees at an exercise price of $46.74. During the six months ended June 29, 2013, 2.3 million stock options were exercised with a total value of $48 million.

Restricted Stock, Restricted Stock Units, and Performance Shares:

In aggregate, we granted 1.9 million RSUs and Performance Shares during the six months ended June 29, 2013 with a weighted-average market value per share of $52.91.

•	In February 2013, as part of our annual equity program, we granted 0.7 million RSUs at a market value of $46.74 per share.
•	In May 2013, we granted 1.0 million Performance Shares at a grant date fair value of $61.80 per share. The grant date fair value of our Performance Shares was based, in part, on the projected market performance of our common stock over the vesting period.
•	In February 2013, we granted 0.2 million additional Performance Shares with a weighted average market value of $29.70 per share (based on the grant date) in connection with the vesting of incentive plan awards granted in 2010 under Mondelēz International’s long-term incentive plan. These shares were adjusted and converted into new equity awards using a formula designed to preserve the value of the awards immediately prior to the Spin-Off.

During the six months ended June 29, 2013, 1.4 million shares of restricted stock, RSUs, and Performance Shares vested at an aggregate market value of $64 million.

In connection with the Spin-Off, we were required to reimburse Mondelēz International for their stock awards that were granted to our employees, and Mondelēz International was required to reimburse us for our stock awards that were granted to their employees. We settled the net amount we owed of $55 million in March 2013.

Dividends:

We paid dividends of $594 million in the first six months of 2013. On May 21, 2013, our Board of Directors declared a $0.50 per common share dividend, payable on July 12, 2013. We recorded $298 million of dividends payable as of June 29, 2013. No dividends were paid in 2012. The present annualized dividend rate is $2.00 per common share. The declaration of dividends is subject to the discretion of our Board of Directors and depends on various factors, including our net earnings, financial condition, cash requirements, future prospects, and other factors that our Board of Directors deems relevant to its analysis and decision making.

Significant Accounting Estimates

We prepare our condensed consolidated financial statements in conformity with U.S. GAAP. The preparation of these financial statements requires the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the periods presented. Actual results could differ from those estimates and assumptions. Our significant accounting policies are described in Note 1, Summary of Significant Accounting Policies, to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 29, 2012. Our significant accounting estimates are described under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 29, 2012. There were no changes in our accounting policies in the current period that had a material impact on our financial statements.

New Accounting Guidance

See Note 1, Background and Basis of Presentation, for a discussion of new accounting guidance.

Contingencies

See Note 9, Commitments, Contingencies and Debt, to the condensed consolidated financial statements for a discussion of contingencies.

Non-GAAP Financial Measures

We use “Organic Net Revenues”, a non-GAAP financial measure, to budget, make operating and strategic decisions, and evaluate our performance. We have disclosed this measure so that you have the same financial data that we use to assist you in making comparisons to our historical operating results and analyzing our underlying performance.

We use Organic Net Revenues in this quarterly report on Form 10-Q, which is defined as net revenues excluding the impact of transactions with Mondelēz International, acquisitions, divestitures (including the termination of a full line of business due to the loss of a licensing or distribution arrangement, and the complete exit of business out of a foreign country), currency, and the 53rd week of shipments in 2011. Our definition of Organic Net Revenues reflects how we evaluate our operating results currently. As new events or circumstances arise, this definition could change.

We believe that the presentation of Organic Net Revenues, when considered together with the corresponding U.S. GAAP financial measure and the reconciliation to that measure, provides you with a more complete understanding of the factors and trends affecting our business than could be obtained absent these disclosures. Because non-GAAP financial measures may vary among other companies, our definition of Organic Net Revenues may not be comparable to similarly titled measures used by other companies. Our use of this non-GAAP financial measure is not meant to be considered in isolation or as a substitute for any U.S. GAAP financial measure. A limitation of non-GAAP financial measures is that they exclude items detailed below that have an impact on our U.S. GAAP reported results. The best way this limitation can be addressed is by evaluating our non-GAAP financial measure in combination with our U.S. GAAP reported results and carefully evaluating the tables which reconcile U.S. GAAP reported figures to the non-GAAP financial measure as disclosed below.

	Net Revenues	Impact of Divestitures	Impact of Currency	Sales to Mondelēz International	Organic Net Revenues
			(in millions)

Three Months Ended June 29, 2013
Beverages	$753	$–	$–	$–	$753
Cheese	945	–	–	(20)	925
Refrigerated Meals	897	–	–	–	897
Grocery	1,138	–	–	(3)	1,135
International & Foodservice	1,002	–	8	(18)	992

Total	$4,735	$–	$8	$(41)	$4,702

Three Months Ended June 30, 2012
Beverages	$778	$–	$–	$–	$778
Cheese	900	–	–	–	900
Refrigerated Meals	903	–	–	–	903
Grocery	1,216	–	–	–	1,216
International & Foodservice	989	–	–	(27)	962

Total	$4,786	$–	$–	$(27)	$4,759

	Net Revenues	Impact of Divestitures	Impact of Currency	Sales to Mondelēz International	Organic Net Revenues
			(in millions)

Six Months Ended June 29, 2013
Beverages	$1,474	$–	$–	$–	$1,474
Cheese	1,941	–	–	(33)	1,908
Refrigerated Meals	1,723	–	–	–	1,723
Grocery	2,216	–	–	(5)	2,211
International & Foodservice	1,927	–	13	(34)	1,906

Total	$9,281	$–	$13	$(72)	$9,222

Six Months Ended June 30, 2012
Beverages	$1,486	$–	$–	$–	$1,486
Cheese	1,832	–	–	–	1,832
Refrigerated Meals	1,710	–	–	–	1,710
Grocery	2,296	–	–	–	2,296
International & Foodservice	1,915	–	–	(54)	1,861

Total	$9,239	$–	$–	$(54)	$9,185

Forward-Looking Statements

This report contains a number of forward-looking statements. Words such as “anticipate,” “estimate,” “expect,” “plan,” “believe,” “may,” “will,” and variations of those words and similar expressions are intended to identify our forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements, beliefs, and expectations regarding the Restructuring Program; implementation costs; the Spin-Off, including Spin-Off transition costs; our pension plans, including funding and contributions; unrealized gains and losses of hedging activities; results of Legal Matters; our segment structure; tax liabilities; our liquidity and funding sources; capital expenditures; our debt, off-balance sheet arrangements, and contractual obligations; dividends; accounting policies; projected market performance of our common stock related to Performance Share awards; our risk management program; and other events or developments that we expect or anticipate will occur in the future. These forward-looking statements are not guarantees of future performance and are subject to a number of risks and uncertainties, many of which are beyond our control. Important factors that could cause actual results to differ materially from those in our forward-looking statements include, but are not limited to, increased competition; continued consumer weakness; weakness in economic conditions; our ability to differentiate our products from retailer and economy brands; our ability to maintain our reputation and brand image; continued volatility and increases in commodity and other input costs; pricing actions; increased costs of sales; regulatory or legal changes, restrictions or actions; unanticipated expenses and business disruptions; product recalls and product liability claims; unexpected safety or manufacturing issues; our indebtedness and our ability to pay our indebtedness; our inability to protect our intellectual property rights; tax law changes; our ability to achieve the benefits we expect to achieve from the Spin-Off and to do so in a timely and cost-effective manner; and our lack of operating history as an independent, publicly traded company. For additional information on these and other factors that could affect our forward-looking statements, see our risk factors, as they may be amended from time to time, set forth in our filings with the SEC, including our Annual Report on Form 10-K for the year ended December 29, 2012. We disclaim and do not undertake any obligation to update or revise any forward-looking statement in this report, except as required by applicable law or regulation.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk.

As we operate primarily in North America but source our commodities on global markets and periodically enter into financing or other arrangements abroad, we use financial instruments to manage commodity price, foreign currency exchange rate, and interest rate risks. We monitor and manage these exposures as part of our overall risk management program. Our risk management program focuses on the unpredictability of financial markets and seeks to reduce the potentially adverse effects that the volatility of these markets may have on our operating results. We maintain commodity price, foreign currency, and interest rate risk management policies that principally use derivative instruments to reduce significant, unanticipated earnings fluctuations that may arise from volatility in commodity prices, foreign currency exchange rates, and interest rates. We also sell commodity futures to unprice future purchase commitments, and we occasionally use related futures to cross-hedge a commodity exposure. We are not a party to leveraged derivatives and, by policy, do not use financial instruments for speculative purposes. There were no significant changes in the types of derivative instruments we use to hedge our exposures since December 29, 2012. See Note 8, Financial Instruments, to the condensed consolidated financial statements for further information on our derivative activity during the six months ended June 29, 2013 and the types of derivative instruments we used to hedge our exposures.

See “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 29, 2012. Other than as discussed above, there have been no material changes in our market risk as of June 29, 2013.

Item 4.   Controls and Procedures.

a)	Evaluation of Disclosure Controls and Procedures

Our CEO and CFO, with other members of management, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 29, 2013.

b)	Changes in Internal Control Over Financial Reporting

Our CEO and CFO, with other members of management, evaluated the changes in our internal control over financial reporting during the quarter ended June 29, 2013. We determined that there were no changes in our internal control over financial reporting during the quarter ended June 29, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The table below sets forth information regarding purchases of our common stock that we made during the three months ended June 29, 2013.

The following activity represents shares tendered by individuals who used shares to exercise options or to pay the related taxes for grants of restricted and Performance Shares that vested. Accordingly, these are non-cash transactions.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
April 2013	7,849	$51.19	N/A	N/A
May 2013	1,569	51.35	N/A	N/A
June 2013	4,364	54.76	N/A	N/A

For the Quarter Ended June 29, 2013	13,782	52.34	N/A	N/A

Item 6.   Exhibits.

Exhibit Number	Description

10.1	Form of Performance Share Plan Award Agreement.+

31.1	Certification of Chief Executive Officer pursuant to Rule 13a 14(a)/15d 14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a 14(a)/15d 14(a) of the Securities Exchange Act of 1934.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	The following materials from Kraft’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2013 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Earnings, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Equity, (v) the Condensed Consolidated Statements of Cash Flows, (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text, and (vii) document and entity information.

+	Indicates a management contract or compensatory plan or arrangement.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KRAFT FOODS GROUP, INC.

/s/ Timothy R. McLevish
Timothy R. McLevish
Executive Vice President and
Chief Financial Officer

August 2, 2013