Form 10-Q
period 2013-09-28
Kraft Foods Group, Inc.
filed 2013-10-31
CIK 1545158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission file number 1-35491

Kraft Foods Group, Inc.
(Exact name of registrant as specified in its charter)

Virginia	36-3083135
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Three Lakes Drive Northfield, Illinois	60093-2753
(Address of principal executive offices)	(Zip Code)
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
Large accelerated filer ☐    Accelerated filer ☐    Non-accelerated filer ☒    Smaller reporting company ☐
(Do not check if smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange
Act).    Yes   ☐     No  ☒
At October 26, 2013, there were 595,872,395 shares of the registrant’s common stock outstanding.

Kraft Foods Group, Inc.

In this report, “Kraft Foods Group,” “we,” “us,” and “our” refers to Kraft Foods Group, Inc.

i

PART I – FINANCIAL INFORMATION
Item 1.   Financial Statements.

Kraft Foods Group, Inc.
Condensed Consolidated Statements of Earnings
(in millions of U.S. dollars, except per share data)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 28, 2013	September 30, 2012	September 28, 2013	September 30, 2012
Net revenues	$4,394	$4,588	$13,623	$13,779
Cost of sales	2,908	3,019	8,732	9,172
Gross profit	1,486	1,569	4,891	4,607
Selling, general and administrative expenses	601	786	1,715	2,096
Asset impairment and exit costs	15	26	99	102
Operating income	870	757	3,077	2,409
Interest and other expense, net	(124)	(106)	(377)	(129)
Royalty income from Mondelēz International	—	13	—	41
Earnings before income taxes	746	664	2,700	2,321
Provision for income taxes	246	198	916	769
Net earnings	$500	$466	$1,784	$1,552
Per share data:
Basic earnings per share	$0.84	$0.79	$2.99	$2.63
Diluted earnings per share	$0.83	$0.79	$2.97	$2.63
Dividends declared	$—	$—	$1.00	—
See accompanying notes to the condensed consolidated financial statements.

Kraft Foods Group, Inc.
Condensed Consolidated Statements of Comprehensive Earnings
(in millions of U.S. dollars)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 28, 2013	September 30, 2012	September 28, 2013	September 30, 2012
Net earnings	$500	$466	$1,784	$1,552
Other comprehensive earnings / (losses):
Currency translation adjustment	20	52	(29)	53
Postemployment benefits:
Amortization of prior service credits	(6)	—	(17)	—
Tax benefit	2	—	7	—
Derivatives accounted for as hedges:
Net derivative losses	(20)	(16)	(2)	(300)
Amounts reclassified from accumulated other comprehensive earnings	27	28	18	82
Tax (expense) / benefit	(3)	(6)	(6)	83
Total other comprehensive earnings / (losses)	20	58	(29)	(82)
Comprehensive earnings	$520	$524	$1,755	$1,470
See accompanying notes to the condensed consolidated financial statements.

Kraft Foods Group, Inc.
Condensed Consolidated Balance Sheets
(in millions of U.S. dollars)
(Unaudited)

	September 28, 2013	December 29, 2012
ASSETS
Cash and cash equivalents	$1,231	$1,255
Receivables (net of allowances of $26 in 2013 and $28 in 2012)	1,106	1,089
Inventories, net	1,881	1,928
Deferred income taxes	428	420
Other current assets	189	131
Total current assets	4,835	4,823
Property, plant and equipment, net	4,103	4,204
Goodwill	11,301	11,346
Intangible assets, net	2,632	2,631
Other assets	255	325
TOTAL ASSETS	$23,126	$23,329
LIABILITIES
Current portion of long-term debt	$4	$5
Accounts payable	1,460	1,556
Accrued marketing	583	740
Accrued employment costs	156	194
Other current liabilities	696	1,111
Total current liabilities	2,899	3,606
Long-term debt	9,975	9,966
Deferred income taxes	678	288
Accrued pension costs	780	1,990
Accrued postretirement health care costs	3,506	3,502
Other liabilities	435	405
TOTAL LIABILITIES	18,273	19,757
Commitments and Contingencies (Note 9)
EQUITY
Common Stock, no par value (5,000,000,000 shares authorized; 596,239,384 shares issued at September 28, 2013 and 592,783,696 at December 29, 2012)	—	—
Additional paid-in capital	4,390	4,240
Retained earnings / (deficit)	980	(206)
Accumulated other comprehensive losses	(489)	(460)
Treasury stock, at cost	(28)	(2)
TOTAL EQUITY	4,853	3,572
TOTAL LIABILITIES AND EQUITY	$23,126	$23,329
See accompanying notes to the condensed consolidated financial statements.

Kraft Foods Group, Inc.
Condensed Consolidated Statements of Equity
(in millions of U.S. dollars)
(Unaudited)

	Kraft Foods Group Shareholders’ Equity
	Common Stock	Additional Paid-in Capital	Parent Company Investment	Retained Earnings / (Deficit)	Accumulated Other Comprehensive Losses	Treasury Stock	Total Equity
Balances at January 1, 2012	$—	$—	$16,713	$—	$(125)	$—	$16,588
Comprehensive earnings / (losses):
Net earnings	—	—	1,552	90	—	—	1,642
Net transfers to / from Mondelēz International	—	—	(10,595)	—	(4)	—	(10,599)
Consummation of spin-off transaction on October 1, 2012	—	4,208	(7,670)	—	(233)	—	(3,695)
Other comprehensive losses, net of income taxes	—	—	—	—	(98)	—	(98)
Exercise of stock options and issuance of other stock awards	—	32	—	—	—	(2)	30
Dividends declared ($0.50 per share)	—	—	—	(296)	—	—	(296)
Balances at December 29, 2012	$—	$4,240	$—	$(206)	$(460)	$(2)	$3,572
Comprehensive earnings / (losses):
Net earnings	—	—	—	1,784	—	—	1,784
Other comprehensive losses, net of income taxes	—	—	—	—	(29)	—	(29)
Exercise of stock options, issuance of other stock awards, and other	—	150	—	—	—	(26)	124
Dividends declared ($1.00 per share)	—	—	—	(598)	—	—	(598)
Balances at September 28, 2013	$—	$4,390	$—	$980	$(489)	$(28)	$4,853
See accompanying notes to the condensed consolidated financial statements.

Kraft Foods Group, Inc.
Condensed Consolidated Statements of Cash Flows
(in millions of U.S. dollars)
(Unaudited)

	For the Nine Months Ended
	September 28, 2013	September 30, 2012
CASH PROVIDED BY / (USED IN) OPERATING ACTIVITIES
Net earnings	$1,784	$1,552
Adjustments to reconcile net earnings to operating cash flows:
Depreciation	296	261
Stock-based compensation expense	50	39
Deferred income tax provision	492	587
Asset impairments	32	65
Market-based impacts to postemployment benefit plans	(779)	(2)
Other non-cash expense, net	74	113
Change in assets and liabilities:
Receivables, net	(1)	(230)
Inventories, net	38	(144)
Accounts payable	(49)	54
Other current assets	9	(27)
Other current liabilities	(380)	(200)
Change in pension and postretirement assets and liabilities, net	(447)	(1)
Net cash provided by operating activities	1,119	2,067
CASH (USED IN) / PROVIDED BY INVESTING ACTIVITIES
Capital expenditures	(374)	(282)
Proceeds from sale of property, plant and equipment	108	3
Net cash used in investing activities	(266)	(279)
CASH (USED IN) / PROVIDED BY FINANCING ACTIVITIES
Long-term debt repaid	(3)	—
Long-term debt proceeds	—	5,957
Dividends paid	(894)	—
Net transfers to Mondelēz International	—	(7,220)
Proceeds from stock option exercises	81	—
Other financing activities	(54)	(285)
Net cash used in financing activities	(870)	(1,548)
Effect of exchange rate changes on cash and cash equivalents	(7)	4
Cash and cash equivalents:
(Decrease) / Increase	(24)	244
Balance at beginning of period	1,255	—
Balance at end of period	$1,231	$244
See accompanying notes to the condensed consolidated financial statements.

Kraft Foods Group, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1.   Background and Basis of Presentation
Our interim condensed consolidated financial statements are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted. It is management’s opinion that these financial statements include all normal and recurring adjustments necessary for a fair statement of our financial position and operating results.
The condensed consolidated balance sheet data as of December 29, 2012 was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. You should read these statements in conjunction with our audited consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended December 29, 2012.
On October 1, 2012, Mondelēz International, Inc. (“Mondelēz International,” formerly known as Kraft Foods Inc.) created an independent public company through a spin-off of its North American grocery business to Mondelēz International’s shareholders (the “Spin-Off”). Mondelēz International distributed 592 million shares of Kraft Foods Group common stock to Mondelēz International’s shareholders. Holders of Mondelēz International common stock received one share of Kraft Foods Group common stock for every three shares of Mondelēz International common stock held on September 19, 2012.
Prior to the Spin-Off on October 1, 2012, our financial statements were prepared on a stand-alone basis and were derived from the consolidated financial statements and accounting records of Mondelēz International. Our financial statements for those periods included certain expenses of Mondelēz International that were allocated to us for certain functions, including general corporate expenses related to finance, legal, information technology, human resources, compliance, shared services, insurance, employee benefits and incentives, and stock-based compensation. These expenses were allocated in our historical results of operations on the basis of direct usage when identifiable, with the remainder allocated on the basis of revenue, operating income, or headcount. We consider the expense allocation methodology and results to be reasonable for all periods presented. However, these allocations were not necessarily indicative of the actual expenses we would have incurred as an independent public company or of the costs we will incur in the future, and may differ substantially from the allocations we agreed to in the various separation agreements.
Prior Period Revisions:
Beginning with the quarter ended September 28, 2013, we record expense related to certain consumer incentive programs as a reduction of net revenues. Previously, we included this expense in selling, general and administrative expenses. We have revised these prior periods to reflect this in our current presentation. The impacts of these revisions, which were not material to any prior period, reduced net revenues and selling, general and administrative expenses by $18 million in the three months and $66 million in the nine months ended September 30, 2012. We will present the corrected historical periods in future filings.

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
Subsequent Events:
On October 25, 2013, we announced a voluntary recall of certain varieties of string cheese products.  We are currently analyzing the impact of the recall, and at this time do not believe that the recall is, or will be, material to our financial statements.

We evaluate subsequent events and reflect accounting and disclosure requirements related to material subsequent events in our financial statements and related notes. We did not identify any material subsequent events impacting our financial statements in this report.

Note 2.   Inventories
Inventories at September 28, 2013 and December 29, 2012 were:

	September 28, 2013	December 29, 2012
	(in millions)
Raw materials	$476	$535
Work in process	303	326
Finished product	1,102	1,067
Inventories, net	$1,881	$1,928
Note 3.   Property, Plant and Equipment
Property, plant and equipment at September 28, 2013 and December 29, 2012 were:

	September 28, 2013	December 29, 2012
	(in millions)
Land and land improvements	$86	$119
Buildings and building improvements	1,818	1,996
Machinery and equipment	5,526	5,922
Construction in progress	524	365
	7,954	8,402
Accumulated depreciation	(3,851)	(4,198)
Property, plant and equipment, net	$4,103	$4,204
In the first quarter of 2013, we sold and leased back two of our headquarters facilities for a loss of approximately $36 million. We received net proceeds of $101 million in connection with the sales.
Note 4.   Goodwill and Intangible Assets
Goodwill by reportable segment at September 28, 2013 and December 29, 2012 was:

	September 28, 2013	December 29, 2012
	(in millions)
Beverages	$1,290	$1,290
Cheese	3,000	3,000
Refrigerated Meals	985	985
Meals & Desserts	1,572	1,572
Enhancers & Snack Nuts	2,644	2,644
Canada	1,185	1,225
Other Businesses	625	630
Goodwill	$11,301	$11,346
Intangible assets were $2.6 billion at September 28, 2013 and December 29, 2012 and consisted primarily of indefinite-lived trademarks.
Note 5.   Restructuring Program
In October 2012, our Board of Directors approved a $650 million restructuring program consisting of up to $260 million of restructuring costs, up to $320 million of implementation costs, and up to $70 million of Spin-Off transition costs (the “Restructuring Program”). Approximately one-half of the total Restructuring Program costs are expected to be cash expenditures. Restructuring costs reflect primarily severance, asset disposals, a voluntary early retirement program and other manufacturing-related costs. Implementation costs are directly attributable to restructuring activities; however, they do not qualify for special accounting treatment as exit or disposal activities. These costs primarily relate to reorganization costs related to our sales function, the information systems infrastructure, and accelerated depreciation on assets. Spin-Off transition costs have not been allocated to the segments because they consist mostly of professional service fees within the finance, legal, and information systems functions.
As of September 28, 2013, we have incurred Restructuring Program costs of $554 million since the inception of the Restructuring Program, of which $277 million were cash expenditures. We expect to have incurred approximately $600 million of the costs associated with the Restructuring Program by the end of 2013.
We recorded Restructuring Program costs and spending in the condensed consolidated financial statements as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 28, 2013	September 30, 2012	September 28, 2013	September 30, 2012
	(in millions)
Restructuring costs - Asset impairment and exit costs	$15	$26	$99	$102
Implementation costs - Cost of sales	16	3	66	39
Implementation costs - Selling, general and administrative expenses	14	25	58	29
Spin-Off transition costs - Selling, general and administrative expenses	5	—	28	—
	$50	$54	$251	$170
Non-cash costs incurred	$28	$29	$146	$86
Cash spent	54	17	124	46
Restructuring Program Costs by Segment:
During the three and nine months ended September 28, 2013 and September 30, 2012, we recorded Restructuring Program costs within segment operating income as follows:

	For the Three Months Ended September 28, 2013				For the Three Months Ended September 30, 2012
	Restructuring Costs	Implementation Costs	Spin-Off Transition Costs	Total	Restructuring Costs	Implementation Costs	Spin-Off Transition Costs	Total
	(in millions)
Beverages	$3	$4	$—	$7	$10	$14	$—	$24
Cheese	4	12	—	16	6	5	—	11
Refrigerated Meals	2	4	—	6	3	3	—	6
Meals & Desserts	3	2	—	5	2	3	—	5
Enhancers & Snack Nuts	2	3	—	5	3	2	—	5
Canada	—	3	—	3	—	—	—	—
Other Businesses	1	2	—	3	2	1	—	3
Corporate expenses	—	—	5	5	—	—	—	—
Total	$15	$30	$5	$50	$26	$28	$—	$54

	For the Nine Months Ended September 28, 2013				For the Nine Months Ended September 30, 2012
	Restructuring Costs	Implementation Costs	Spin-Off Transition Costs	Total	Restructuring Costs	Implementation Costs	Spin-Off Transition Costs	Total
	(in millions)
Beverages	$20	$19	$—	$39	$26	$15	$—	$41
Cheese	25	54	—	79	18	38	—	56
Refrigerated Meals	17	15	—	32	15	2	—	17
Meals & Desserts	14	11	—	25	12	4	—	16
Enhancers & Snack Nuts	12	10	—	22	14	3	—	17
Canada	2	7	—	9	6	2	—	8
Other Businesses	9	8	—	17	11	4	—	15
Corporate expenses	—	—	28	28	—	—	—	—
Total	$99	$124	$28	$251	$102	$68	$—	$170
Restructuring Costs Liability:
At September 28, 2013, the restructuring costs liability within other current liabilities was as follows:

	Severance and Related Costs	Asset Write-downs	Total
	(in millions)
Liability balance, December 30, 2012	$44	$—	$44
Restructuring costs	67	32	99
Cash spent on restructuring costs	(52)	—	(52)
Non-cash items	(38)	(32)	(70)
Liability balance, September 28, 2013	$21	$—	$21
Note 6.   Stock Plans
Under the Kraft Foods Group, Inc. 2012 Performance Incentive Plan, we may grant eligible employees awards of stock options, stock appreciation rights, restricted stock and restricted stock units (“RSUs”) as well as performance based long-term incentive awards (“Performance Shares”).
Stock Options:
In February 2013, as part of our annual equity program, we granted 2.8 million stock options to eligible employees at an exercise price of $46.74. During the nine months ended September 28, 2013, we granted an additional 0.2 million stock options to eligible employees at a weighted average exercise price of $52.30. During the nine months ended September 28, 2013, 2.7 million stock options were exercised with a total value of $57 million.
Restricted Stock, RSUs, and Performance Shares:
In aggregate, we granted 2.0 million RSUs and Performance Shares during the nine months ended September 28, 2013 with a weighted average market value per share of $53.05.

•
In February 2013, as part of our annual equity program, we granted 0.7 million RSUs at a market value of $46.74 per share. During the nine months ended September 28, 2013, we issued 0.1 million additional RSUs at a weighted average market value of $53.59.

•
In May 2013, we granted 1.0 million Performance Shares at a grant date fair value of $61.80 per share. These awards measure performance over a multi-year period, during which the employee earns shares based on internal financial metrics and the performance of our stock relative to a defined peer group. We measured the grant date fair value using the Monte Carlo simulation model, which assists in estimating the probability of achieving the conditions stipulated in the award grant.

•
In February 2013, we also granted 0.2 million additional Performance Shares with a weighted average market value of $29.70 per share (based on the original award date). We granted these shares based on the final business performance rating for the 2010-2012 award cycle. These shares were adjusted and converted into new equity awards using a formula designed to preserve the value of the awards immediately prior to the Spin-Off.

During the nine months ended September 28, 2013, 1.4 million shares of restricted stock, RSUs, and Performance Shares vested at an aggregate market value of $65 million.

Prior to the Spin-Off, our employees participated in various Mondelēz International stock-based compensation plans. As such, we were allocated stock-based compensation expense of $12 million in the three months and $39 million in the nine months ended September 30, 2012 associated with these plans. In connection with the Spin-Off, we were required to reimburse Mondelēz International for their stock awards that were granted to our employees, and Mondelēz International was required to reimburse us for our stock awards that were granted to their employees. We settled the net amount we owed for this reimbursement of $55 million in March 2013.

Note 7.   Postemployment Benefit Plans
Pension Plans
Components of Net Pension (Benefit) / Cost:
Net periodic pension cost consisted of the following for the three and nine months ended September 28, 2013 and September 30, 2012:

	U.S. Plans		Non-U.S. Plans
	For the Three Months Ended		For the Three Months Ended
	September 28, 2013	September 30, 2012	September 28, 2013	September 30, 2012
	(in millions)
Service cost	$22	$—	$5	$1
Interest cost	74	—	14	6
Expected return on plan assets	(79)	—	(14)	(3)
Market-based impacts	(175)	—	—	(2)
Actuarial losses	1	—	—	—
Amortization of prior service cost	1	—	—	—
Other	26	—	—	2
Net pension (benefit) / cost	$(130)	$—	$5	$4

	U.S. Plans		Non-U.S. Plans
	For the Nine Months Ended		For the Nine Months Ended
	September 28, 2013	September 30, 2012	September 28, 2013	September 30, 2012
	(in millions)
Service cost	$77	$—	$16	$6
Interest cost	216	—	42	18
Expected return on plan assets	(237)	—	(43)	(26)
Market-based impacts	(778)	—	—	(2)
Actuarial losses	6	—	18	—
Amortization of prior service cost	3	—	—	—
Other	83	—	—	2
Net pension (benefit) / cost	$(630)	$—	$33	$(2)
We were required to remeasure certain of our U.S. pension plans in both the second and third quarters of 2013 as a result of the number of individuals electing lump sum payments from the plans associated with our voluntary early retirement program (which was implemented in early 2013). These remeasurements resulted in an aggregate benefit from market-based impacts of $778 million as of September 28, 2013, primarily driven by a 90 basis point weighted average increase in the discount rate. We recorded $451 million of the benefit from market-based impacts in cost of sales and $327 million in selling, general and administrative expenses. As a result of these remeasurements, our consolidated deferred tax liabilities position has increased by $301 million. We disclose market-based impacts separately in order to provide better transparency of our operating results. We define market-based impacts as the costs or benefits resulting from the change in discount rates and the difference between our estimated and actual return on trust assets.  The net liabilities related to our postemployment benefit plans decreased approximately $1,226 million from December 29, 2012, due primarily to these remeasurements and cash contributions during the first nine months of 2013.
Other net pension costs included special termination benefits associated with our voluntary early retirement program of $9 million for the three months and $54 million for the nine months ended September 28, 2013. Other net pension costs also included settlement losses of $18 million for the three months and $32 million for the nine months ended September 28, 2013 related to retiring employees who elected lump-sum payments.
Employer Contributions:
During the nine months ended September 28, 2013, we contributed $427 million to our U.S. pension plans and $174 million to our non-U.S. pension plans. Based on our contribution strategy, we plan to make further contributions of approximately $5 million to our U.S. plans and approximately $1 million to our non-U.S. plans during the remainder of 2013. However, our actual contributions may differ due to many factors, including changes in tax and other benefit laws, tax deductibility, significant differences between expected and actual pension asset performance or interest rates, or other factors.

Postretirement Benefit Plans
Components of Net Postretirement Health Care Costs:
Net postretirement health care costs consisted of the following for the three and nine months ended September 28, 2013 and September 30, 2012:

	For the Three Months Ended
	September 28, 2013	September 30, 2012
	(in millions)
Service cost	$9	$—
Interest cost	36	—
Actuarial losses	—	—
Amortization of prior service credit	(7)	—
Other	—	—
Net postretirement health care costs	$38	$—

	For the Nine Months Ended
	September 28, 2013	September 30, 2012
	(in millions)
Service cost	$26	$—
Interest cost	107	—
Actuarial losses	4	—
Amortization of prior service credit	(20)	—
Other	5	—
Net postretirement health care costs	$122	$—
Other net postretirement health care costs included special termination benefits associated with our voluntary early retirement program of $5 million for the nine months ended September 28, 2013. There were no special termination benefits recorded during the three months ended September 28, 2013.

Other Postemployment Benefit Plans
Components of Net Postemployment Cost / (Benefit):
Net postemployment costs consisted of the following for the three and nine months ended September 28, 2013 and September 30, 2012:

	For the Three Months Ended
	September 28, 2013	September 30, 2012
	(in millions)
Service cost	$1	$1
Interest cost	—	—
Market-based impacts	—	—
Actuarial losses	1	—
Other	(2)	—
Net other postemployment (benefit) / cost	$—	$1

	For the Nine Months Ended
	September 28, 2013	September 30, 2012
	(in millions)
Service cost	$2	$3
Interest cost	1	—
Market-based impacts	(1)	—
Actuarial gains	(2)	—
Other	(1)	—
Net other postemployment (benefit) / cost	$(1)	$3
Our Participation in Mondelēz International’s Pension and Other Postemployment Benefit Plans and the Spin-Off Impact
Prior to the Spin-Off, our employees participated in various Mondelēz International pension, postretirement, and other postemployment benefit plans. We were allocated $177 million in the three months and $491 million in the nine months ended September 30, 2012 associated with these plans.
Note 8.   Financial Instruments
See our consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended December 29, 2012, for additional information on our accounting and purpose for entering into derivatives and our overall risk management strategies.
Fair Value of Derivative Instruments:
Derivative instruments were recorded at fair value in the condensed consolidated balance sheets as of September 28, 2013 and December 29, 2012 as follows:

	September 28, 2013		December 29, 2012
	Assets	Liabilities	Assets	Liabilities
	(in millions)
Derivatives designated as hedging instruments:
Commodity contracts	$2	$6	$7	$11
Foreign exchange contracts	24	1	8	3
	$26	$7	$15	$14
Derivatives not designated as hedging instruments:
Commodity contracts	$26	$24	$24	$34
Total fair value	$52	$31	$39	$48
The fair value of our asset derivatives is recorded within other current assets and other assets. The fair value of our liability derivatives is recorded within other current liabilities.

The fair value (asset / (liability)) of our derivative instruments at September 28, 2013 was determined using:

	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Commodity contracts	$(2)	$(2)	$—	$—
Foreign exchange contracts	23	—	23	—
Total derivatives	$21	$(2)	$23	$—
The fair value (asset / (liability)) of our derivative instruments at December 29, 2012 was determined using:

	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Commodity contracts	$(14)	$(7)	$(7)	$—
Foreign exchange contracts	5	—	5	—
Total derivatives	$(9)	$(7)	$(2)	$—
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
Derivative Volume:
The net notional values of our derivative instruments as of September 28, 2013 and December 29, 2012 were:

	Notional Amount
	September 28, 2013	December 29, 2012
	(in millions)
Commodity contracts	$382	$518
Foreign exchange contracts	866	947

Cash Flow Hedges:
Cash flow hedge activity, net of income taxes, within accumulated other comprehensive earnings / (losses) included:

	For the Three Months Ended		For the Nine Months Ended
	September 28, 2013	September 30, 2012	September 28, 2013	September 30, 2012
	(in millions)
Accumulated other comprehensive losses at beginning of period	$(146)	$(159)	$(152)	$(18)
Unrealized losses	(13)	(11)	(1)	(185)
Transfer of realized losses to earnings	17	17	11	50
Transfer of realized losses from Mondelēz International	—	(4)	—	(4)
Accumulated other comprehensive losses at end of period	$(142)	$(157)	$(142)	$(157)

The unrealized gains / (losses), net of income taxes, recognized in other comprehensive earnings were:

	For the Three Months Ended		For the Nine Months Ended
	September 28, 2013	September 30, 2012	September 28, 2013	September 30, 2012
	(in millions)
Commodity contracts	$(2)	$(3)	$(17)	$(41)
Foreign exchange contracts	(11)	(8)	16	(8)
Interest rate contracts	—	—	—	(136)
Total	$(13)	$(11)	$(1)	$(185)
The gains / (losses), net of income taxes, reclassified from accumulated other comprehensive earnings / (losses) into net earnings were:

	For the Three Months Ended		For the Nine Months Ended
	September 28, 2013	September 30, 2012	September 28, 2013	September 30, 2012
	(in millions)
Commodity contracts	$(10)	$(15)	$(21)	$(34)
Foreign exchange contracts	(5)	(1)	16	—
Interest rate contracts	(2)	(1)	(6)	(16)
Total	$(17)	$(17)	$(11)	$(50)
The gains / (losses) on ineffectiveness recognized in pre-tax earnings were:

	For the Three Months Ended		For the Nine Months Ended
	September 28, 2013	September 30, 2012	September 28, 2013	September 30, 2012
	(in millions)
Commodity contracts	$(1)	$2	$(6)	$(1)
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

Based on our valuation at September 28, 2013, we would expect to transfer unrealized losses of $8 million (net of taxes) for commodity cash flow hedges, unrealized gains of $4 million (net of taxes) for foreign currency cash flow hedges, and unrealized losses of $8 million (net of taxes) for interest rate cash flow hedges to earnings during the next 12 months.
Hedge Coverage:
As of September 28, 2013, we had hedged forecasted transactions for the following durations:

•	commodity transactions for periods not exceeding the next twelve months;

•	foreign currency transactions for periods not exceeding the next six years; and

•	interest rate transactions for periods not exceeding the next 29 years.

Economic Hedges:
Gains recorded in net earnings for economic hedges which are not designated as hedging instruments included:

	For the Three Months Ended		For the Nine Months Ended		Location of Gain/(Loss) Recognized Earnings
	September 28, 2013	September 30, 2012	September 28, 2013	September 30, 2012
	(in millions)
Commodity contracts	$1	$61	$3	$60	Cost of sales
Note 9. Commitments, Contingencies and Debt
Legal Proceedings:
We are routinely involved in legal proceedings, claims, and governmental inspections or investigations (“Legal Matters”) arising in the ordinary course of our business.
On March 1, 2011, the Starbucks Coffee Company (“Starbucks”) took control of the Starbucks packaged coffee business (the “Starbucks CPG business”) in grocery stores and other channels. Starbucks did so without our authorization and in what we contend is a violation and breach of our license and supply agreement with Starbucks related to the Starbucks CPG business. The dispute is in arbitration in Chicago, Illinois. While we remain the named party in the proceeding, under the Separation and Distribution Agreement between Mondelēz International and us, we will direct any recovery we are awarded in the arbitration proceeding to Mondelēz International. Mondelēz International will reimburse us for any costs and expenses we incur in connection with the arbitration.
While we cannot predict with certainty the results of our dispute with Starbucks or any other Legal Matters in which we are currently involved, we do not expect that the ultimate costs to resolve any of these Legal Matters will have a material adverse effect on our financial results.
Third-Party Guarantees:
We have third-party guarantees primarily covering long-term obligations related to leased properties. The carrying amount of our third-party guarantees on our condensed consolidated balance sheet was $25 million at September 28, 2013 and $22 million at December 29, 2012. The maximum potential payment under these guarantees was $57 million at September 28, 2013 and $64 million at December 29, 2012. Substantially all of these guarantees expire at various times through 2027.
Fair Value of Our Debt:
The fair value of our long-term debt was determined using Level 1 quoted prices in active markets for the publicly traded debt obligations. The aggregate fair value of our total debt was $10.7 billion as compared with the carrying value of $10.0 billion at September 28, 2013. At December 29, 2012, the aggregate fair value of our total debt was $11.5 billion as compared with the carrying value of $10.0 billion.
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

The components of, and changes in, accumulated other comprehensive earnings / (losses) were as follows (net of tax):

	Foreign Currency Adjustments	Postemployment Benefit Plan Adjustments	Derivative Hedging Adjustments	Total Accumulated Other Comprehensive Earnings / (Losses)
	(in millions)
Balance at December 30, 2012	$(359)	$51	$(152)	$(460)
Other comprehensive losses before reclassifications:
Foreign currency adjustments	(29)	—	—	(29)
Unrealized losses in fair value	—	—	(1)	(1)
	(29)	—	(1)	(30)
Amounts reclassified from accumulated other comprehensive earnings:
Transfer of realized losses in fair value to net earnings	—	—	11	11
Amortization of prior service credits	—	(10)	—	(10)
	—	(10)	11	1
Net current-period other comprehensive (losses) / earnings	(29)	(10)	10	(29)
Balances at September 28, 2013	$(388)	$41	$(142)	$(489)
Amounts reclassified from accumulated other comprehensive earnings in the three and nine months ended September 28, 2013 were as follows:

	Amount Reclassified from Accumulated Other Comprehensive Earnings / (Losses)
Details about Accumulated Other Comprehensive Earnings / (Losses) Components	For the Three Months Ended September 28, 2013	For the Nine Months Ended September 28, 2013		Affected Line Item in the Statement Where Net Income is Presented
	(in millions)
Derivative hedging (gains) / losses
Commodity contracts	$16	$35		Cost of sales
Foreign exchange contracts	8	(26)		Interest and other expense, net
Interest rate contracts	3	9		Interest and other expense, net
Total before tax	27	18		Earnings before income taxes
Tax expense	(10)	(7)		Provision for income taxes
Net of tax	$17	$11		Net earnings

Postemployment benefit plan adjustments
Amortization of prior service credits	$(6)	$(17)	(1)
Total before tax	(6)	(17)		Earnings before income taxes
Tax benefit	2	7		Provision for income taxes
Net of tax	$(4)	$(10)		Net earnings

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

	For the Three Months Ended		For the Nine Months Ended
	September 28, 2013	September 30, 2012	September 28, 2013	September 30, 2012
	(in millions, except per share data)
Basic EPS:
Net earnings	$500	$466	$1,784	$1,552
Earnings allocated to participating securities	3	—	8	—
Earnings available to common shareholders - basic	$497	$466	$1,776	$1,552
Weighted average common shares outstanding	595	591	594	591
Net earnings per share	$0.84	$0.79	$2.99	$2.63
Diluted EPS:
Net earnings	$500	$466	$1,784	$1,552
Earnings allocated to participating securities	3	—	8	—
Earnings available to common shareholders - diluted	$497	$466	$1,776	$1,552
Weighted average common shares outstanding	595	591	594	591
Effect of dilutive securities	5	—	5	—
Weighted average common shares, including dilutive effect	600	591	599	591
Net earnings per share	$0.83	$0.79	$2.97	$2.63
Basic and diluted earnings per common share and the average number of common shares outstanding as of September 30, 2012 were retrospectively restated for the number of Kraft Foods Group shares outstanding immediately following the Spin-Off. The same number of shares was used to calculate basic and diluted earnings per share since no Kraft Foods Group equity awards were outstanding prior to the Spin-Off.
We exclude antidilutive stock options from our calculation of weighted average shares for diluted EPS. Antidilutive options were insignificant for the three months and nine months ended September 28, 2013.
Note 12. Segment Reporting
We manufacture and market food and beverage products, including refrigerated meals, refreshment beverages, coffee, cheese, and other grocery products, primarily in the United States and Canada. Effective July 1, 2013, we manage and report operating results through six reportable segments: Beverages, Cheese, Refrigerated Meals, Meals & Desserts, Enhancers & Snack Nuts, and Canada. Our remaining businesses, including our Foodservice and Exports businesses, are aggregated and disclosed as “Other Businesses”. We aligned our previously reported changes with these new segments and began to report on our reorganized segment structure for the third quarter of 2013. We also reflected this change for all the historical periods presented.
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
Our segment net revenues and earnings consisted of:

	For the Three Months Ended		For the Nine Months Ended
	September 28, 2013	September 30, 2012	September 28, 2013	September 30, 2012
	(in millions)
Net revenues:
Beverages	$625	$679	$2,084	$2,152
Cheese	922	914	2,846	2,733
Refrigerated Meals	878	884	2,588	2,585
Meals & Desserts	549	585	1,634	1,676
Enhancers & Snack Nuts	483	536	1,607	1,729
Canada	474	497	1,496	1,463
Other Businesses	463	493	1,368	1,441
Net revenues	$4,394	$4,588	$13,623	$13,779

	For the Three Months Ended		For the Nine Months Ended
	September 28, 2013	September 30, 2012	September 28, 2013	September 30, 2012
	(in millions)
Earnings before income taxes:
Operating income:
Beverages	$50	$76	$301	$309
Cheese	171	159	493	483
Refrigerated Meals	78	114	279	338
Meals & Desserts	146	171	477	537
Enhancers & Snack Nuts	129	129	430	511
Canada	85	79	274	223
Other Businesses	62	50	165	133
Unrealized gains / (losses) on hedging activities	9	52	6	58
Certain postemployment benefit plan income / (costs)	171	(60)	739	(159)
General corporate expenses	(31)	(13)	(87)	(24)
Operating income	870	757	3,077	2,409
Interest and other expense, net	(124)	(106)	(377)	(129)
Royalty income from Mondelēz International	—	13	—	41
Earnings before income taxes	$746	$664	$2,700	$2,321
The increase in postemployment benefit plan income in 2013 compared to costs in 2012 resulted primarily from remeasurements of certain of our postemployment benefit plans in both the second and third quarters of 2013. We were allocated multiemployer postemployment benefit plan costs from Mondelēz International of $177 million in the three months and $491 million in the nine months ended September 30, 2012. Of these allocated costs $65 million in the three months and $168 million in the nine months ended September 30, 2012, were excluded from our segments in certain postemployment benefit plan income / (costs) above.

For the three and nine months ended September 28, 2013, general corporate expenses included costs related to operating as an independent public company, including Spin-Off transition costs. Prior year costs were allocated to us from Mondelēz International.
See Note 5, “Restructuring Program,” for Restructuring Program costs by segment.
Included within our segment results are sales to Mondelēz International that totaled $40 million in the three months and $112 million in the nine months ended September 28, 2013 compared to $23 million in the three months and $77 million in the nine months ended September 30, 2012.
The increase in interest and other expense, net in the nine months ended September 28, 2013 compared to the nine months ended September 30, 2012 was due to our $6.0 billion debt issuance in June 2012, the $3.6 billion debt exchange in July 2012 and the $0.4 billion transfer of debt from Mondelēz International in October 2012. Interest expense in the nine months ended September 30, 2012 included interest expense from our capital leases, four months of interest expense on our $6.0 billion debt issuance, which was completed in June 2012 and three months of interest expense on our $3.6 billion debt exchange, which was completed in July 2012.
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
We were a wholly owned subsidiary of Mondelēz International, Inc. (“Mondelēz International,” formerly known as Kraft Foods Inc.) until October 1, 2012. On that date, Mondelēz International spun-off Kraft Foods Group, comprising the North American grocery business, to Mondelēz International’s shareholders (the “Spin-Off”). As a result of the Spin-Off, we now operate as an independent publicly traded company.
Summary of Quarterly Results and Other Highlights

•	Net revenues decreased 4.2% to $4.4 billion in the third quarter of 2013 and decreased 1.1% to $13.6 billion in the first nine months of 2013 as compared to the same periods in the prior year.

•
Organic Net Revenues, a non-GAAP financial measure we use to evaluate our underlying results (see our reconciliation with net revenues and a discussion of our non-GAAP financial measures later in this section), decreased 4.1% to $4.4 billion in the third quarter of 2013 as compared to the third quarter of 2012 and decreased 1.1% to $13.5 billion in the first nine months of 2013 as compared to the first nine months of 2012.

•
We were required to remeasure certain of our postemployment benefit plans in both the second and third quarters of 2013 as a result of the number of individuals electing lump sum payments from the plans associated with our voluntary early retirement program (which was implemented in early 2013). These remeasurements resulted in an aggregate benefit from market-based impacts of $779 million as of September 28, 2013, primarily driven by a 90 basis point weighted average increase in the discount rate. We recorded $451 million of the benefit from market-based impacts in cost of sales and $328 million in selling, general and administrative expenses. As a result of these remeasurements, our consolidated deferred tax liabilities position has increased by $301 million. We disclose market-based impacts separately in order to provide better transparency of our operating results. We define market-based impacts as the costs or benefits resulting from the change in discount rates and the difference between our estimated and actual return on trust assets. The net liabilities related to our postemployment benefit plans decreased approximately $1,226 million from December 29, 2012, due primarily to these remeasurements and cash contributions during the first nine months of 2013.

•
Diluted earnings per share (“EPS”) increased 5.1% to $0.83 in the third quarter of 2013 as compared to $0.79 in the same period of the prior year due to an increase in net earnings (driven by favorable market-based impacts to postemployment benefit plans), partially offset by an increase in the weighted average number of common shares outstanding. Diluted EPS increased 12.9% to $2.97 in the first nine months of 2013 as compared to $2.63 in the same period of the prior year due to an increase in net earnings (driven by favorable market-based impacts to postemployment benefit plans), partially offset by an increase in the weighted average number of common shares outstanding. Diluted EPS and the average number of common shares outstanding as of September 30, 2012 were retrospectively restated for the number of Kraft Foods Group shares outstanding immediately following the Spin-Off.
Items Affecting Comparability of Financial Results
Principles of Consolidation
Prior to the Spin-Off on October 1, 2012, our financial statements were prepared on a stand-alone basis and were derived from the consolidated financial statements and accounting records of Mondelēz International. Our financial statements included certain expenses of Mondelēz International that were allocated to us. These allocations were not necessarily indicative of the actual expenses we would have incurred as an independent public company or of the costs we will incur in the future, and may differ substantially from the allocations we agreed to in the various separation agreements.
Restructuring Program
In October 2012, our Board of Directors approved a $650 million restructuring program consisting of restructuring costs, implementation costs, and Spin-Off transition costs (the “Restructuring Program”). Approximately one-half of the total Restructuring Program costs are expected to be cash expenditures. We incurred Restructuring Program costs of $50 million in the three months and $251 million in the nine months ended September 28, 2013. Our cash expenditures associated with the Restructuring Program were $54 million in the three months and $124 million in the nine months ended September 28, 2013. We incurred Restructuring Program costs of $54 million in the three months and $170 million in the nine months ended September 30, 2012. Our cash expenditures associated with the Restructuring Program were $17 million in the three months and $46 million in the nine months ended September 30, 2012. As of September 28, 2013, we have incurred Restructuring Program costs of $554 million since the inception of the Restructuring Program, of which $277 million were cash expenditures. We expect to have incurred approximately $600 million of the costs associated with the Restructuring Program by the end of 2013.

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
Starbucks CPG Business
On March 1, 2011, the Starbucks Coffee Company (“Starbucks”) took control of the Starbucks packaged coffee business (the “Starbucks CPG business”) in grocery stores and other channels. Starbucks did so without our authorization and in what we contend is a violation and breach of our license and supply agreement with Starbucks related to the Starbucks CPG business. The dispute is in arbitration in Chicago, Illinois. While we remain the named party in the proceeding, under the Separation and Distribution Agreement between Mondelēz International and us, we will direct any recovery we are awarded in the arbitration proceeding to Mondelēz International. Mondelēz International will reimburse us for any costs and expenses we incur in connection with the arbitration.
Provision for Income Taxes
Our effective tax rate was 33.0% in the third quarter of 2013 and 33.9% for the first nine months of 2013. The 2013 third quarter effective tax rate was unfavorably impacted by an increase in full year U.S. forecasted earnings due to the remeasurements of certain postemployment benefit plans and favorably impacted by net discrete items totaling

$12 million primarily related to reversals of uncertain tax positions. For the first nine months of 2013, our effective tax rate was unfavorably impacted by an increase in full year U.S. forecasted earnings due to the remeasurements of certain postemployment benefit plans and favorably impacted by net discrete items totaling $31 million which primarily related to reversals of uncertain tax positions and adjustments to prior period tax return estimates.
Our effective tax rate was 29.8% in the third quarter of 2012 and 33.1% in the first nine months of 2012. The 2012 third quarter effective tax rate was favorably impacted by net discrete items totaling $31 million, arising principally from Canadian and U.S. federal tax audit settlements. For the first nine months of 2012, our effective tax rate was favorably impacted by net discrete items totaling $36 million, primarily from Canadian and U.S. federal tax audit settlements.

Consolidated Results of Operations
The following discussion compares our consolidated results of operations for the three and nine months ended September 28, 2013 and September 30, 2012.
Three Months Ended September 28, 2013 compared to Three Months Ended September 30, 2012

	For the Three Months Ended
	September 28, 2013	September 30, 2012	$ Change	% Change
	(in millions, except per share data)
Net revenues	$4,394	$4,588	$(194)	(4.2)%
Operating income	$870	$757	$113	14.9%
Net earnings	$500	$466	$34	7.3%
Diluted earnings per share	$0.83	$0.79	$0.04	5.1%
Net Revenues – Net revenues decreased 4.2% to $4,394 million in the third quarter of 2013, and Organic Net Revenues(1) decreased 4.1% to $4,377 million as follows:

	For the Three Months Ended
	September 28, 2013	September 30, 2012	$ Change	% Change
	(in millions)
Net revenues	$4,394	$4,588	$(194)	(4.2)%
Impact of foreign currency	23	—	23	0.5	pp
Sales to Mondelēz International	(40)	(23)	(17)	(0.4	)pp
Organic Net Revenues (1)	$4,377	$4,565	$(188)	(4.1)%
Volume/mix			$(141)	(3.1	)pp
Net pricing			$(47)	(1.0	)pp

(1)	“Organic Net Revenues” is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
The decline in Organic Net Revenues was due to unfavorable volume/mix and lower net pricing. Unfavorable volume/mix (3.1pp) was due primarily to customer inventory shifts associated with the Spin-Off of approximately three percentage points across all reportable segments and product line pruning of approximately one percentage point, partially offset by base business growth. Lower net pricing (1.0 pp) was attributable to the Beverages, Enhancers & Snack Nuts, and Canada segments.
Higher sales to Mondelēz International increased net revenues by $17 million while foreign currency negatively impacted net revenues by $23 million due to the strength of the U.S. dollar relative to the Canadian dollar.
Operating Income - Operating income increased 14.9% to $870 million in the third quarter of 2013, driven by favorable market-based impacts to postemployment benefit plans and lower selling, general and administrative expenses as higher marketing spending was more than offset by lower other selling, general and administrative costs. This favorability was partially offset by unfavorable volume/mix due primarily to customer inventory shifts associated with the Spin-Off, lower net pricing, and an unfavorable change in unrealized gains / (losses) on hedging activities.

	Operating Income	Change
	(in millions)	(percentage point)
Operating Income for the Three Months Ended September 30, 2012	$757
Lower net pricing	(47)	(5.8	)pp
Higher product costs	(19)	(2.4	)pp
Unfavorable volume/mix	(53)	(6.6	)pp
Lower selling, general and administrative expenses	107	13.3	pp
Unfavorable foreign currency	(4)	(0.5	)pp
Favorable market-based impacts to postemployment benefit plans	173	22.8	pp
Change in unrealized gains / (losses) on hedging activities	(43)	(5.3	)pp
Lower Restructuring Program costs	4	—
Other, net	(5)	(0.6	)pp
Operating Income for the Three Months Ended September 28, 2013	$870	14.9%
Lower net pricing was due primarily to increased competitive activity and commodity-driven pricing in both the Beverages and Enhancers & Snack Nuts segments. Higher product costs reflected higher commodity costs (primarily dairy and meat products), partially offset by lower manufacturing costs (driven by net productivity). Unfavorable volume/mix was due primarily to customer inventory shifts associated with the Spin-Off. Lower selling, general and administrative expenses reflected higher marketing spending that was more than offset by lower other selling, general and administrative expenses. We recognized a benefit from market-based impacts to our postemployment benefit plans of $175 million in the three months ended September 28, 2013 compared to a benefit of $2 million in the prior year period. The change in unrealized gains / (losses) on hedging activities decreased operating income by $43 million, as we recognized gains of $9 million in the third quarter of 2013 versus gains of $52 million in the third quarter of 2012.
Net Earnings and Diluted Earnings per Share - Net earnings increased 7.3% to $500 million in the third quarter of 2013. Diluted EPS was $0.83 in the third quarter of 2013, up $0.04 from $0.79 in the third quarter of 2012. These changes were driven by favorable market-based impacts to postemployment benefit plans, partially offset by an unfavorable change in unrealized gains from hedging activities and other items.

Diluted EPS

Diluted EPS for the Three Months Ended September 30, 2012	$0.79
Decline in operations	(0.02)
Change in unrealized gains / (losses) on hedging activities	(0.05)
Royalty income from Mondelēz International	(0.01)
Favorable market-based impacts to postemployment benefit plans	0.18
Higher interest and other expense, net	(0.02)
Changes in taxes	(0.02)
Increase in shares outstanding	(0.01)
Other, net	(0.01)
Diluted EPS for the Three Months Ended September 28, 2013	$0.83
The decline in operations in the three months ended September 28, 2013 included certain costs related to operating as an independent public company, which were not part of our cost structure in the three months ended September 30, 2012.

Nine Months Ended September 28, 2013 compared to Nine Months Ended September 30, 2012

	For the Nine Months Ended
	September 28, 2013	September 30, 2012	$ Change	% Change
	(in millions, except per share data)
Net revenues	$13,623	$13,779	$(156)	(1.1)%
Operating income	$3,077	$2,409	$668	27.7%
Net earnings	$1,784	$1,552	$232	14.9%
Diluted earnings per share	$2.97	$2.63	$0.34	12.9%
Net Revenues – Net revenues decreased 1.1% to $13,623 million in the first nine months of 2013, and Organic Net Revenues(1) decreased 1.1% to $13,547 million as follows:

	For the Nine Months Ended
	September 28, 2013	September 30, 2012	$ Change	% Change
	(in millions)
Net revenues	$13,623	$13,779	$(156)	(1.1)%
Impact of foreign currency	36	—	36	0.2	pp
Sales to Mondelēz International	(112)	(77)	(35)	(0.2	)pp
Organic Net Revenues (1)	$13,547	$13,702	$(155)	(1.1)%
Volume/mix			$(80)	(0.6	)pp
Net pricing			$(75)	(0.5	)pp

(1)	“Organic Net Revenues” is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
The Organic Net Revenues decline was due to unfavorable volume/mix and lower net pricing. Unfavorable volume/mix (0.6 pp) was due primarily to customer inventory shifts associated with the Spin-Off of approximately one percentage point and product line pruning of approximately one percentage point, partially offset by base business growth. Lower net pricing (0.5 pp) was attributable primarily to the Beverages and Enhancers & Snack Nuts segments.
Higher sales to Mondelēz International increased net revenues by $35 million while foreign currency negatively impacted net revenues by $36 million due to the strength of the U.S. dollar relative to the Canadian dollar.
Operating Income – Operating income increased 27.7% to $3,077 million in the first nine months of 2013, driven by favorable market-based impacts to postemployment benefit plans, lower selling, general and administrative expenses as higher marketing spending was more than offset by lower other selling, general and administrative costs, and lower product costs reflected lower manufacturing costs (driven by net productivity) partially offset by higher commodity costs. This favorability was partially offset by higher Restructuring Program costs, lower net pricing, and an unfavorable change in unrealized gains from hedging activities.

	Operating Income	Change
	(in millions)	(percentage point)
Operating Income for the Nine Months Ended September 30, 2012	$2,409
Lower net pricing	(75)	(2.9	)pp
Lower product costs	10	0.4	pp
Unfavorable volume/mix	(15)	(0.6	)pp
Lower selling, general and administrative expenses	113	4.4	pp
Unfavorable foreign currency	(7)	(0.3	)pp
Favorable market-based impacts to postemployment benefit plans	777	32.2	pp
Change in unrealized gains / (losses) on hedging activities	(52)	(2.0	)pp
Higher Restructuring Program costs	(81)	(3.4	)pp
Other, net	(2)	(0.1	)pp
Operating Income for the Nine Months Ended September 28, 2013	$3,077	27.7%
Lower net pricing was due primarily to increased competitive activity and commodity-driven pricing in both the Beverages and Enhancers & Snack Nuts segments. Lower product costs reflected lower manufacturing costs (driven by net productivity), partially offset by higher commodity costs (primarily dairy and meat products). Unfavorable volume/mix was due primarily to customer inventory shifts associated with the Spin-Off in all reportable segments. Lower selling, general and administrative expenses reflected higher marketing spending that was more than offset by lower other selling, general and administrative expenses. We recognized a benefit from market-based impacts to our postemployment benefit plans of $779 million in the nine months ended September 28, 2013 compared to a benefit of $2 million in the prior year. The change in unrealized gains / (losses) on hedging activities decreased operating income by $52 million, as we recognized gains of $6 million in the first nine months of 2013 versus gains of $58 million in the first nine months of 2012. We incurred $81 million more Restructuring Program costs in the first nine months of 2013 than we did in the first nine months of 2012, due primarily to the voluntary early retirement program and the sale-leaseback of our headquarters facilities, as well as Spin-Off transition costs incurred in the current year, but borne by Mondelēz International in the prior year period.
Net Earnings and Diluted Earnings per Share - Net earnings increased 14.9% to $1,784 million in the first nine months of 2013. Diluted EPS was $2.97 in the first nine months of 2013, up $0.34 from $2.63 in the first nine months of 2012. These changes were due primarily to favorable market-based impacts to postemployment benefit plans and an increase from operations, partially offset by higher interest expense, higher Restructuring Program costs, an unfavorable change in unrealized gains / (losses) on hedging activities, the absence of royalty income from Mondelēz International, and the impact of an increase in the number of shares outstanding.

Diluted EPS

Diluted EPS for the Nine Months Ended September 30, 2012	$2.63
Increase from operations	0.04
Higher Restructuring Program costs	(0.08)
Change in unrealized gains / (losses) on hedging activities	(0.06)
Royalty income from Mondelēz International	(0.05)
Favorable market-based impacts to postemployment benefit plans	0.80
Higher interest and other expense, net	(0.27)
Changes in taxes	0.02
Increase in shares outstanding	(0.05)
Other, net	(0.01)
Diluted EPS for the Nine Months Ended September 28, 2013	$2.97
We experienced growth from operations in the nine months ended September 28, 2013 despite incurring certain costs related to operating as an independent public company which were not part of our cost structure in the nine months ended September 30, 2012.

The increase in interest and other expense, net for the nine months ended September 28, 2013 compared to the nine months ended September 30, 2012 was due to our $6.0 billion debt issuance in June 2012, the $3.6 billion debt exchange in July 2012, and the $0.4 billion transfer of debt from Mondelēz International in October 2012. Interest expense in the nine months ended September 30, 2012 included interest expense from our capital leases, four months of interest expense on our $6.0 billion debt issuance, which was completed in June 2012, and three months of interest expense on our $3.6 billion debt exchange, which was completed in July 2012.
Results of Operations by Reportable Segment
The following discussion compares our results of operations for each of our reportable segments for the three and nine months ended September 28, 2013 and September 30, 2012.

	For the Three Months Ended		For the Nine Months Ended
	September 28, 2013	September 30, 2012	September 28, 2013	September 30, 2012
	(in millions)
Net revenues:
Beverages	$625	$679	$2,084	$2,152
Cheese	922	914	2,846	2,733
Refrigerated Meals	878	884	2,588	2,585
Meals & Desserts	549	585	1,634	1,676
Enhancers & Snack Nuts	483	536	1,607	1,729
Canada	474	497	1,496	1,463
Other Businesses	463	493	1,368	1,441
Net revenues	$4,394	$4,588	$13,623	$13,779

	For the Three Months Ended		For the Nine Months Ended
	September 28, 2013	September 30, 2012	September 28, 2013	September 30, 2012
	(in millions)
Earnings before income taxes:
Operating income:
Beverages	$50	$76	$301	$309
Cheese	171	159	493	483
Refrigerated Meals	78	114	279	338
Meals & Desserts	146	171	477	537
Enhancers & Snack Nuts	129	129	430	511
Canada	85	79	274	223
Other Businesses	62	50	165	133
Unrealized gains / (losses) on hedging activities	9	52	6	58
Certain postemployment benefit plan income / (costs)	171	(60)	739	(159)
General corporate expenses	(31)	(13)	(87)	(24)
Operating income	870	757	3,077	2,409
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
Effective July 1, 2013, we manage and report operating results through six reportable segments: Beverages, Cheese, Refrigerated Meals, Meals & Desserts, Enhancers & Snack Nuts, and Canada. Our remaining businesses, including our Foodservice and Exports businesses, are aggregated and disclosed as “Other Businesses”. We aligned our previously reported changes with these new segments and began to report on our reorganized segment structure for the third quarter of 2013. We also reflected this change for all the historical periods presented.
The increase in postemployment benefit plan income in 2013 compared to costs in 2012 resulted primarily from remeasurements of certain of our postemployment benefit plans in both the second and third quarters of 2013. We were allocated multiemployer postemployment benefit plan costs from Mondelēz International of $177 million in the three months and $491 million in the nine months ended September 30, 2012. Of these allocated costs $65 million in the three months and $168 million in the nine months ended September 30, 2012, were excluded from our segments in certain postemployment benefit plan income / (costs) above.
For the three and nine months ended September 28, 2013, general corporate expenses included costs related to operating as an independent public company, including Spin-Off transition costs. Prior year costs were allocated to us from Mondelēz International.
In connection with our Restructuring Program, we recorded charges of $50 million for the three months and $251 million for the nine months ended September 28, 2013. We recorded charges of $54 million for the three months and $170 million for the nine months ended September 30, 2012. The breakdown of these costs by segment and classification is shown in Note 5, Restructuring Program, to the condensed consolidated financial statements.
Included within our segment results are sales to Mondelēz International that totaled $40 million in the three months and $112 million in the nine months ended September 28, 2013 compared to $23 million in the three months and $77 million in the nine months ended September 30, 2012.
Beverages

	For the Three Months Ended
	September 28, 2013	September 30, 2012	$ Change	% Change
	(in millions)
Net revenues	$625	$679	$(54)	(8.0)%
Organic Net Revenues(1)	625	679	(54)	(8.0)%
Segment operating income	50	76	(26)	(34.2)%
	For the Nine Months Ended
	September 28, 2013	September 30, 2012	$ Change	% Change
	(in millions)
Net revenues	$2,084	$2,152	$(68)	(3.2)%
Organic Net Revenues(1)	2,084	2,152	(68)	(3.2)%
Segment operating income	301	309	(8)	(2.6)%

(1)	See the Non-GAAP Financial Measures section at the end of this item.
Three Months Ended September 28, 2013 compared to Three Months Ended September 30, 2012
Net revenues and Organic Net Revenues decreased 8.0%, due to lower net pricing (8.7 pp), partially offset by favorable volume/mix (0.7 pp, despite a negative impact from customer inventory shifts associated with the Spin-Off). Lower net pricing was primarily due to increased competitive activity in ready-to-drink beverages, powdered beverages and liquid concentrates as well as lower commodity-driven pricing in coffee. Favorable volume/mix was driven primarily by growth in on-demand coffee and liquid concentrates, partially offset by powdered beverages and ready-to-drink beverages.
Segment operating income decreased 34.2%, due primarily to unfavorable pricing net of commodity costs, unfavorable volume/mix, and higher marketing spending, partially offset by lower other selling, general and administrative expenses and lower Restructuring Program costs.
Nine Months Ended September 28, 2013 compared to Nine Months Ended September 30, 2012
Net revenues and Organic Net Revenues decreased 3.2%, due to lower net pricing (6.3 pp), partially offset by favorable volume/mix (3.1 pp, despite a negative impact from customer inventory shifts associated with the Spin-Off). Lower net pricing was due primarily to increased competitive activity in ready-to-drink beverages, liquid concentrates, and powdered beverages, and lower commodity-driven pricing in coffee. Favorable volume/mix was driven by innovation in on-demand coffee and liquid concentrates, and higher shipments in ready-to-drink beverages, partially offset by lower shipments in powdered beverages and mainstream coffee.
Segment operating income decreased 2.6%, due primarily to higher marketing spending and unfavorable pricing net of commodity costs, partially offset by lower other selling, general and administrative expenses, favorable volume/mix, and lower manufacturing costs (driven by net productivity).
Cheese

	For the Three Months Ended
	September 28, 2013	September 30, 2012	$ Change	% Change
	(in millions)
Net revenues	$922	$914	$8	0.9%
Organic Net Revenues(1)	914	914	—	—%
Segment operating income	171	159	12	7.5%
	For the Nine Months Ended
	September 28, 2013	September 30, 2012	$ Change	% Change
	(in millions)
Net revenues	$2,846	$2,733	$113	4.1%
Organic Net Revenues(1)	2,805	2,733	72	2.6%
Segment operating income	493	483	10	2.1%

(1)	See the Non-GAAP Financial Measures section at the end of this item.
Three Months Ended September 28, 2013 compared to Three Months Ended September 30, 2012
Net revenues increased 0.9%, which includes the impact of higher sales to Mondelēz International (0.9 pp). Organic Net Revenues remained flat, as higher net pricing (2.3 pp) was fully offset by unfavorable volume/mix (2.3 pp, including a negative impact from customer inventory shifts associated with the Spin-Off). Higher net pricing was driven by all categories except sandwich cheese. Unfavorable volume/mix was realized in all categories except natural cheese.
Segment operating income increased 7.5%, driven by lower marketing spending, lower other selling, general and administrative expenses, and lower manufacturing costs (driven by net productivity), partially offset by unfavorable pricing net of commodity costs and higher Restructuring Program costs.
Nine Months Ended September 28, 2013 compared to Nine Months Ended September 30, 2012
Net revenues increased 4.1%, which includes the impact of higher sales to Mondelēz International (1.5 pp). Organic Net Revenues increased 2.6%, driven by favorable volume/mix (1.7 pp, despite a negative impact from customer inventory shifts associated with the Spin-Off) and higher net pricing (0.9 pp). Favorable volume/mix was driven by higher shipments in the natural cheese and sandwich cheese categories, partially offset by lower shipments in the specialty cheese and snacking cheese categories. Higher net pricing was driven primarily by the specialty cheese and natural cheese categories.
Segment operating income increased 2.1%, driven primarily by lower marketing spending, lower other selling, general and administrative expenses, favorable volume/mix, and lower manufacturing costs (driven by net productivity), partially offset by unfavorable pricing net of commodity costs and higher Restructuring Program costs.
Refrigerated Meals

	For the Three Months Ended
	September 28, 2013	September 30, 2012	$ Change	% Change
	(in millions)
Net revenues	$878	$884	$(6)	(0.7)%
Organic Net Revenues(1)	878	884	(6)	(0.7)%
Segment operating income	78	114	(36)	(31.6)%
	For the Nine Months Ended
	September 28, 2013	September 30, 2012	$ Change	% Change
	(in millions)
Net revenues	$2,588	$2,585	$3	0.1%
Organic Net Revenues(1)	2,588	2,585	3	0.1%
Segment operating income	279	338	(59)	(17.5)%

(1)	See the Non-GAAP Financial Measures section at the end of this item.
Three Months Ended September 28, 2013 compared to Three Months Ended September 30, 2012
Net revenues and Organic Net Revenues both decreased 0.7%, due to unfavorable volume/mix (2.1 pp, including a negative impact from customer inventory shifts associated with the Spin-Off), partially offset by higher net pricing (1.4 pp). Unfavorable volume/mix was due primarily to lower shipments of cold cuts, partially offset by higher shipments of hot dogs and lunch combinations. Higher net pricing was due primarily to commodity-driven pricing in bacon.
Segment operating income decreased 31.6%, due primarily to unfavorable pricing net of commodity costs (as commodity costs were significantly higher in the three months ended September 28, 2013 as compared to the three months ended September 30, 2012) and higher marketing spending, partially offset by lower manufacturing costs (driven by net productivity) and lower other selling, general and administrative expenses.
Nine Months Ended September 28, 2013 compared to Nine Months Ended September 30, 2012
Net revenues and Organic Net Revenues both increased 0.1%, driven by higher net pricing (1.9 pp), almost fully offset by unfavorable volume/mix (1.8 pp, including a negative impact from customer inventory shifts associated with the Spin-Off). Higher net pricing was driven primarily by commodity-driven pricing in bacon. Unfavorable volume/mix was due primarily to lower shipments of cold cuts, partially offset by higher shipments of lunch combinations.
Segment operating income decreased 17.5%, due primarily to unfavorable pricing net of commodity costs, higher marketing spending, and higher Restructuring Program costs, partially offset by lower manufacturing costs (driven by net productivity) and lower other selling, general and administrative expenses.

Meals & Desserts

	For the Three Months Ended
	September 28, 2013	September 30, 2012	$ Change	% Change
	(in millions)
Net revenues	$549	$585	$(36)	(6.2)%
Organic Net Revenues(1)	549	585	(36)	(6.2)%
Segment operating income	146	171	(25)	(14.6)%
	For the Nine Months Ended
	September 28, 2013	September 30, 2012	$ Change	% Change
	(in millions)
Net revenues	$1,634	$1,676	$(42)	(2.5)%
Organic Net Revenues(1)	1,634	1,676	(42)	(2.5)%
Segment operating income	477	537	(60)	(11.2)%

(1)	See the Non-GAAP Financial Measures section at the end of this item.
Three Months Ended September 28, 2013 compared to Three Months Ended September 30, 2012
Net revenues and Organic Net Revenues decreased 6.2%, due to unfavorable volume/mix (7.1 pp, including a negative impact from customer inventory shifts associated with the Spin-Off), partially offset by higher net pricing (0.9 pp). Unfavorable volume/mix in dinners, dessert toppings, and ready-to-eat desserts was due primarily to lower shipments. Higher net pricing was driven by the dinners category.
Segment operating income decreased 14.6%, due primarily to unfavorable volume/mix and higher marketing spending, partially offset by lower other selling, general and administrative expenses and favorable pricing net of commodity costs.
Nine Months Ended September 28, 2013 compared to Nine Months Ended September 30, 2012
Net revenues and Organic Net Revenues decreased 2.5%, due to unfavorable volume/mix (4.3 pp, including a negative impact from customer inventory shifts associated with the Spin-Off), partially offset by higher net pricing (1.8 pp). Unfavorable volume/mix in ready-to-eat desserts, dry packaged desserts, and dessert toppings was due to lower shipments, partially offset by new product innovation. Higher net pricing was driven by the dinners category.
Segment operating income decreased 11.2%, due primarily to higher marketing spending, unfavorable volume/mix, and higher Restructuring Program costs, partially offset by lower other selling, general and administrative expenses and favorable pricing net of commodity costs.

Enhancers & Snack Nuts

	For the Three Months Ended
	September 28, 2013	September 30, 2012	$ Change	% Change
	(in millions)
Net revenues	$483	$536	$(53)	(9.9)%
Organic Net Revenues(1)	481	536	(55)	(10.3)%
Segment operating income	129	129	—	—%
	For the Nine Months Ended
	September 28, 2013	September 30, 2012	$ Change	% Change
	(in millions)
Net revenues	$1,607	$1,729	$(122)	(7.1)%
Organic Net Revenues(1)	1,600	1,729	(129)	(7.5)%
Segment operating income	430	511	(81)	(15.9)%
See the Non-GAAP Financial Measures section at the end of this item.
Three Months Ended September 28, 2013 compared to Three Months Ended September 30, 2012
Net revenues decreased 9.9% and Organic Net Revenues decreased 10.3%, due to lower net pricing (5.3 pp) and unfavorable volume/mix (5.0 pp, including negative impacts from customer inventory shifts associated with the Spin-Off and 0.8 pp due to product line pruning). Lower net pricing was driven by snack nuts, due to falling commodity prices, and increased competitive activity in spoonable dressings and pourable dressings. Unfavorable volume/mix in peanut butter, pourable dressings, and spoonable dressings, due primarily to lower shipments, was partially offset by favorable volume/mix in snack nuts.
Segment operating income was flat compared to the prior year, as lower other selling, general and administrative expenses and lower manufacturing costs (driven by net productivity) were offset by unfavorable pricing net of commodity costs, higher marketing spending, and unfavorable volume/mix.
Nine Months Ended September 28, 2013 compared to Nine Months Ended September 30, 2012
Net revenues decreased 7.1% and Organic Net Revenues decreased 7.5%, due to unfavorable volume/mix (4.7 pp, including a negative impact from customer inventory shifts associated with the Spin-Off and 1.0 due to product line pruning) and lower net pricing (2.8 pp). Unfavorable volume/mix was due primarily to lower shipments in spoonable dressings and pourable dressings. Lower net pricing was primarily driven by increased competitive activity in spoonable dressings and pourable dressings.
Segment operating income decreased 15.9%, due primarily to higher marketing spending, unfavorable volume/mix, and unfavorable pricing net of commodity costs, partially offset by lower other selling, general and administrative expenses and lower manufacturing costs (driven by net productivity).

Canada

	For the Three Months Ended
	September 28, 2013	September 30, 2012	$ Change	% Change
	(in millions)
Net revenues	$474	$497	$(23)	(4.6)%
Organic Net Revenues(1)	491	497	(6)	(1.2)%
Segment operating income	85	79	6	7.6%
	For the Nine Months Ended
	September 28, 2013	September 30, 2012	$ Change	% Change
	(in millions)
Net revenues	$1,496	$1,463	$33	2.3%
Organic Net Revenues(1)	1,516	1,463	53	3.6%
Segment operating income	274	223	51	22.9%

(1)	See the Non-GAAP Financial Measures section at the end of this item.
Three Months Ended September 28, 2013 compared to Three Months Ended September 30, 2012
Net revenues decreased 4.6%, including the impacts of unfavorable foreign currency (4.2 pp) and higher sales to Mondelēz International (0.8 pp). Organic Net Revenues decreased 1.2%, due to lower net pricing (1.2 pp). Lower net pricing was due primarily to commodity-driven pricing in enhancers. Volume/mix was flat, as growth in coffee and enhancers was offset by lower shipments due to customer inventory shifts in 2012 associated with the Spin-Off.
Segment operating income increased 7.6%, driven primarily by lower other selling, general and administrative expenses, partially offset by higher manufacturing costs (despite net productivity).
Nine Months Ended September 28, 2013 compared to Nine Months Ended September 30, 2012
Net revenues increased 2.3%, including the impacts of unfavorable foreign currency (2.1 pp) and higher sales to Mondelēz International (0.8 pp). Organic Net Revenues increased 3.6%, driven by favorable volume/mix (4.6 pp, despite a negative impact from customer inventory shifts associated with the Spin-Off), partially offset by lower net pricing (1.0 pp). Favorable volume/mix in enhancers, coffee, and natural cheese was driven by higher shipments. Lower net pricing was due primarily to commodity-driven pricing in enhancers.
Segment operating income increased 22.9%, driven primarily by lower other selling, general and administrative expenses and favorable volume/mix, partially offset by higher marketing spending.
Other Businesses

	For the Three Months Ended
	September 28, 2013	September 30, 2012	$ Change	% Change
	(in millions)
Net revenues	$463	$493	$(30)	(6.1)%
Organic Net Revenues(1)	439	470	(31)	(6.6)%
Segment operating income	62	50	12	24.0%
	For the Nine Months Ended
	September 28, 2013	September 30, 2012	$ Change	% Change
	(in millions)
Net revenues	$1,368	$1,441	$(73)	(5.1)%
Organic Net Revenues(1)	1,320	1,364	(44)	(3.2)%
Segment operating income	165	133	32	24.1%

(1)	See the Non-GAAP Financial Measures section at the end of this item.

Three Months Ended September 28, 2013 compared to Three Months Ended September 30, 2012
Net revenues decreased 6.1%, despite the impact of higher sales to Mondelēz International (0.9 pp) and including unfavorable foreign currency (0.4 pp). Organic Net Revenues decreased 6.6%, driven by unfavorable volume/mix (8.1 pp, including negative impacts of 6.6 pp from product line pruning and from customer inventory shifts associated with the Spin-Off), partially offset by higher net pricing (1.5 pp). Unfavorable volume/mix was driven by Foodservice product line pruning, partially offset by higher shipments in other international businesses. Higher net pricing was driven primarily by commodity-driven pricing in Foodservice.
Segment operating income increased 24.0%, driven primarily by favorable pricing net of commodity costs and lower marketing spending.
Nine Months Ended September 28, 2013 compared to Nine Months Ended September 30, 2012
Net revenues decreased 5.1%, including the impact of lower sales to Mondelēz International (1.6 pp) and unfavorable foreign currency (0.3 pp). Organic Net Revenues decreased 3.2%, driven by unfavorable volume/mix (4.4 pp, including negative impacts of 5.6 pp from product line pruning and from customer inventory shifts associated with the Spin-Off), partially offset by higher net pricing (1.2 pp). Unfavorable volume/mix was driven by Foodservice product line pruning, partially offset by higher shipments in other international businesses. Higher net pricing was driven primarily by commodity-driven pricing in Foodservice.
Segment operating income increased 24.1%, due primarily to lower manufacturing costs (driven by net productivity) and favorable volume/mix.
Liquidity
We believe that cash generated from our operating activities, our $3.0 billion revolving credit facility, and our commercial paper program will provide sufficient liquidity to meet our working capital needs, expected Restructuring Program expenditures, planned capital expenditures, planned contributions to our postemployment benefit plans, future contractual obligations, and payment of our anticipated quarterly dividends. We will use our cash on hand and commercial paper program for daily funding requirements. Overall, we do not expect any negative effects on our funding sources that would have a material effect on our short-term or long-term liquidity.
Net Cash Provided by Operating Activities:
During the nine months ended September 28, 2013, net cash provided by operating activities was $1,119 million as compared to $2,067 million in the nine months ended September 30, 2012. The decrease in cash provided by operating cash flows primarily related to $586 million of pension contributions, $149 million of postretirement health care payments and cash paid for taxes and interest, partially offset by an improvement in working capital in the nine months ended September 28, 2013 compared to the nine months ended September 30, 2012. The improvement in working capital was driven by the favorable timing of the collection of receivables and lower inventory, partially offset by a decrease in accounts payable and income taxes payable.
Net Cash Used in Investing Activities:
Net cash used in investing activities was $266 million in the nine months ended September 28, 2013 as compared to $279 million used in the nine months ended September 30, 2012. Lower cash used was driven by the proceeds of $101 million from the sale of our headquarters facilities, partially offset by an increase in capital expenditures of $92 million. We had $374 million of capital expenditures in the nine months ended September 28, 2013 and $282 million in the nine months ended September 30, 2012. The increase in capital expenditures includes those required for our Restructuring Program and additional investments in our business to modernize manufacturing facilities and support new product and productivity initiatives. We expect 2013 capital expenditures to be approximately $600 million, including capital expenditures required for our Restructuring Program, compared to $440 million in 2012. We expect to fund these expenditures with cash from operations.
Net Cash Used in Financing Activities:
During the nine months ended September 28, 2013, net cash used in financing activities was $870 million, compared with $1,548 million used in financing activities in the nine months ended September 30, 2012. In the nine months ended September 28, 2013, we paid dividends of $894 million. In the nine months ended September 30, 2012, we transferred $7.2 billion to Mondelēz International, primarily funded by the net proceeds we received from our $6.0 billion debt issuance in June 2012.

Total Debt:
Our total debt was $10.0 billion at September 28, 2013 and December 29, 2012. The weighted average remaining term of our debt was 13.5 years at September 28, 2013. Our long-term debt contains customary representations, covenants, and events of default. We were in compliance with all covenants as of September 28, 2013.
On May 18, 2012, we entered into a $3.0 billion five-year senior unsecured revolving credit facility that expires on May 17, 2017. The revolving credit agreement contains customary representations, covenants, and events of default. As of September 28, 2013, no amounts were drawn on this credit facility, and we were in compliance with all covenants. For further description of our credit facility, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” in our Annual Report on Form 10-K for the year ended December 29, 2012.
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
During the nine months ended September 28, 2013, our aggregate commodity costs increased over the prior year period, primarily as a result of higher costs of dairy, meat products, other raw materials and flour and grain costs, partially offset by lower coffee, nuts, sugar and soy bean and vegetable oil costs. Our commodity costs increased approximately $75 million in the third quarter and $140 million in the first nine months of 2013 over the comparable prior year period.
Despite higher commodity costs, our product costs decreased in the first nine months of 2013 compared to the comparable prior year period driven by net productivity gains.
Off-Balance Sheet Arrangements and Aggregate Contractual Obligations
We have no material off-balance sheet arrangements other than the guarantees and contractual obligations that are discussed below.
As discussed in Note 9, Commitments, Contingencies and Debt, to the condensed consolidated financial statements, we have third-party guarantees primarily covering long-term obligations related to leased properties. The carrying amount of our third-party guarantees on our condensed consolidated balance sheet was $25 million at September 28, 2013 and $22 million at December 29, 2012. The maximum potential payment under these guarantees was $57 million at September 28, 2013 and $64 million at December 29, 2012. Substantially all of these guarantees expire at various times through 2027.
In addition, we were contingently liable for guarantees related to our own performance totaling $77 million at September 28, 2013 and $74 million at December 29, 2012. These include letters of credit related to dairy commodity purchases and other letters of credit.
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

Stock Options:
In February 2013, as part of our annual equity program, we granted 2.8 million stock options to eligible employees at an exercise price of $46.74. During the nine months ended September 28, 2013, we granted an additional 0.2 million stock options to eligible employees at a weighted average exercise price of $52.30. During the nine months ended September 28, 2013, 2.7 million stock options were exercised with a total value of $57 million.
Restricted Stock, RSUs, and Performance Shares:
In aggregate, we granted 2.0 million RSUs and Performance Shares during the nine months ended September 28, 2013, with a weighted average market value per share of $53.05.

•
In February 2013, as part of our annual equity program, we granted 0.7 million RSUs at a market value of $46.74 per share. During the nine months ended September 28, 2013 we issued 0.1 million additional RSUs at a weighted average market value of $53.59.

•
In May 2013, we granted 1.0 million Performance Shares at a grant date fair value of $61.80 per share. These awards measure performance over a multi-year period, during which the employee earns shares based on internal financial metrics and the performance of our stock relative to a defined peer group. We measured the grant date fair value using the Monte Carlo simulation model, which assists in estimating the probability of achieving the conditions stipulated in the award grant.

•
In February 2013, we also granted 0.2 million additional Performance Shares with a weighted average market value of $29.70 per share (based on the original award date). We granted these shares based on the final business performance rating for the 2010-2012 award cycle.

During the nine months ended September 28, 2013, 1.4 million shares of restricted stock, RSUs, and Performance Shares vested at an aggregate market value of $65 million.

In connection with the Spin-Off, we were required to reimburse Mondelēz International for their stock awards that were granted to our employees, and Mondelēz International was required to reimburse us for our stock awards that were granted to their employees. We settled the net amount we owed for this reimbursement of $55 million in March 2013.
Dividends:
We paid dividends of $894 million in the first nine months of 2013. On October 1, 2013, our Board of Directors declared a $0.525 per common share dividend, payable on October 25, 2013. We had no dividends payable as of September 28, 2013. No dividends were paid in 2012. The present annualized dividend rate is $2.10 per common share. The declaration of dividends is subject to the discretion of our Board of Directors and depends on various factors, including our net earnings, financial condition, cash requirements, future prospects, and other factors that our Board of Directors deems relevant to its analysis and decision making.
Significant Accounting Estimates
We prepare our condensed consolidated financial statements in conformity with generally accepted accounting principles in the United States of America ("U.S. GAAP"). The preparation of these financial statements requires the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the periods presented. Actual results could differ from those estimates and assumptions. Our significant accounting policies are described in Note 1, Summary of Significant Accounting Policies, to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 29, 2012. Our significant accounting estimates are described under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 29, 2012. There were no changes in our accounting policies in the current period that had a material impact on our financial statements.
New Accounting Guidance
See Note 1, Background and Basis of Presentation, for a discussion of new accounting guidance.

Contingencies
See Note 9, Commitments, Contingencies and Debt, to the condensed consolidated financial statements for a discussion of contingencies.
Non-GAAP Financial Measures
To supplement our financial statements presented in accordance with U.S. GAAP, we present Organic Net Revenues, which is considered a non-GAAP financial measure. We define Organic Net Revenues as net revenues excluding the impact of transactions with Mondelēz International, acquisitions, divestitures (including the termination of a full line of business due to the loss of a licensing or distribution arrangement, and the complete exit of business out of a foreign country), currency and the 53rd week of shipments in 2011. We believe that presenting Organic Net Revenues is useful because it (i) provides both management and investors meaningful supplemental information regarding financial performance by excluding certain items, (ii) permits investors to view our performance using the same tools that management uses to budget, make operating and strategic decisions, and evaluate our historical performance, and (iii) otherwise provides supplemental information that may be useful to investors in evaluating Kraft.
We believe that the presentation of Organic Net Revenues, when considered together with the corresponding GAAP financial measure and the reconciliation to that measure, provides investors with a more complete understanding of the factors and trends affecting our business than could be obtained absent these disclosures. Non-GAAP financial measures should be viewed in addition to, and not as an alternative for, our results prepared in accordance with GAAP. In addition, the non-GAAP measures we use may differ from non-GAAP measures used by other companies, and other companies may not define the non-GAAP measures we use in the same way. A reconciliation of Organic Net Revenues to net revenues is set forth below.

	Net Revenues	Impact of Currency	Sales to Mondelēz International	Organic Net Revenues
	(in millions)
Three Months Ended September 28, 2013
Beverages	$625	$—	$—	$625
Cheese	922	—	(8)	914
Refrigerated Meals	878	—	—	878
Meals & Desserts	549	—	—	549
Enhancers & Snack Nuts	483	—	(2)	481
Canada	474	21	(4)	491
Other Businesses	463	2	(26)	439
Total	$4,394	$23	$(40)	$4,377
Three Months Ended September 30, 2012
Beverages	$679	$—	$—	$679
Cheese	914	—	—	914
Refrigerated Meals	884	—	—	884
Meals & Desserts	585	—	—	585
Enhancers & Snack Nuts	536	—	—	536
Canada	497	—	—	497
Other Businesses	493	—	(23)	470
Total	$4,588	$—	$(23)	$4,565

	Net Revenues	Impact of Currency	Sales to Mondelēz International	Organic Net Revenues
	(in millions)
Nine Months Ended September 28, 2013
Beverages	$2,084	$—	$—	$2,084
Cheese	2,846	—	(41)	2,805
Refrigerated Meals	2,588	—	—	2,588
Meals & Desserts	1,634	—	—	1,634
Enhancers & Snack Nuts	1,607	—	(7)	1,600
Canada	1,496	32	(12)	1,516
Other Businesses	1,368	4	(52)	1,320
Total	$13,623	$36	$(112)	$13,547
Nine Months Ended September 30, 2012
Beverages	$2,152	$—	$—	$2,152
Cheese	2,733	—	—	2,733
Refrigerated Meals	2,585	—	—	2,585
Meals & Desserts	1,676	—	—	1,676
Enhancers & Snack Nuts	1,729	—	—	1,729
Canada	1,463	—	—	1,463
Other Businesses	1,441	—	(77)	1,364
Total	$13,779	$—	$(77)	$13,702
Forward-Looking Statements

This report contains a number of forward-looking statements. Words such as “anticipate,” “estimate,” “expect,” “plan,” “believe,” “may,” “will,” and variations of those words and similar expressions are intended to identify our forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements, beliefs, and expectations regarding the Restructuring Program; implementation costs; the Spin-Off, including Spin-Off transition costs; our pension plans, including funding and contributions; unrealized gains and losses of hedging activities; results of Legal Matters; tax liabilities; our liquidity and funding sources; capital expenditures; our debt, off-balance sheet arrangements, and contractual obligations; dividends; accounting policies; projected market performance of our common stock related to Performance Share awards; our risk management program; and other events or developments that we expect or anticipate will occur in the future. These forward-looking statements are not guarantees of future performance and are subject to a number of risks and uncertainties, many of which are beyond our control. Important factors that could cause actual results to differ materially from those in our forward-looking statements include, but are not limited to, increased competition; continued consumer weakness; weakness in economic conditions; our ability to differentiate our products from retailer and economy brands; our ability to maintain our reputation and brand image; continued volatility and increases in commodity and other input costs; volatility of market-based impacts to postemployment benefit plans; pricing actions; increased costs of sales; regulatory or legal changes, restrictions or actions; unanticipated expenses and business disruptions; product recalls and product liability claims; unexpected safety or manufacturing issues; our indebtedness and our ability to pay our indebtedness; our inability to protect our intellectual property rights; tax law changes; our ability to achieve the benefits we expect to achieve from the Spin-Off and to do so in a timely and cost-effective manner; and our lack of operating history as an independent, publicly traded company. For additional information on these and other factors that could affect our forward-looking statements, see our risk factors, as they may be amended from time to time, set forth in our filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 29, 2012. We disclaim and do not undertake any obligation to update or revise any forward-looking statement in this report, except as required by applicable law or regulation.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk.
As we operate primarily in North America but source our commodities on global markets and periodically enter into financing or other arrangements abroad, we use financial instruments to manage commodity price, foreign currency exchange rate, and interest rate risks. We monitor and manage these exposures as part of our overall risk management program. Our risk management program focuses on the unpredictability of financial markets and seeks to reduce the potentially adverse effects that the volatility of these markets may have on our operating results. We maintain commodity price, foreign currency, and interest rate risk management policies that principally use derivative instruments to reduce significant, unanticipated earnings fluctuations that may arise from volatility in commodity prices, foreign currency exchange rates, and interest rates. We also sell commodity futures to unprice future purchase commitments, and we occasionally use related futures to cross-hedge a commodity exposure. We are not a party to leveraged derivatives and, by policy, do not use financial instruments for speculative purposes. There were no significant changes in the types of derivative instruments we use to hedge our exposures since December 29, 2012. See Note 8, Financial Instruments, to the condensed consolidated financial statements for further information on our derivative activity during the nine months ended September 28, 2013 and the types of derivative instruments we used to hedge our exposures.
See “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 29, 2012. Other than as discussed above, there have been no material changes in our market risk as of September 28, 2013.
Item 4.   Controls and Procedures.

a.	Evaluation of Disclosure Controls and Procedures
Our CEO and CFO, with other members of management, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 28, 2013.

b.	Changes in Internal Control Over Financial Reporting
Our CEO and CFO, with other members of management, evaluated the changes in our internal control over financial reporting during the quarter ended September 28, 2013. We determined that there were no changes in our internal control over financial reporting during the quarter ended September 28, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
The table below sets forth information regarding purchases of our common stock that we made during the three months ended September 28, 2013.
The following activity represents shares tendered by individuals who used shares to exercise options or to pay the related taxes for grants of restricted stock, RSUs and Performance Shares that vested. Accordingly, these are non-cash transactions.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
July 2013	317	$55.45	—	—
August 2013	1,760	56.30	—	—
September 2013	4,371	53.27	—	—
For the Quarter Ended September 28, 2013	6,448	54.20	—	—

Item 6.   Exhibits.

Exhibit Number	Description
10.1	Offer of Employment Letter between Kraft Foods Group, Inc. and Teri List-Stoll dated July 17, 2013.+
31.1	Certification of Chief Executive Officer pursuant to Rule 13a 14(a)/15d 14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a 14(a)/15d 14(a) of the Securities Exchange Act of 1934.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.1
The following materials from Kraft’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2013 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Earnings, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Equity, (v) the Condensed Consolidated Statements of Cash Flows, (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text, and (vii) document and entity information.

+	Indicates a management contract or compensatory plan or arrangement.

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
KRAFT FOODS GROUP, INC.

/s/ Timothy R. McLevish
Timothy R. McLevish
Executive Vice President and
Chief Financial Officer

October 31, 2013