Form 10-K
period 2013-12-28
Kraft Foods Group, Inc.
filed 2014-02-21
CIK 1545158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 28, 2013
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
Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes  ☐    No  ☒
Note: Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those sections.
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☒    Accelerated filer ☐    Non-accelerated filer ☐    Smaller reporting company ☐
(Do not check if smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange
Act).    Yes   ☐     No  ☒
The aggregate market value of the shares of common stock held by non-affiliates of the registrant, computed by reference to the closing price of such stock as of the last business day of the registrant's most recently completed second quarter, was $33 billion. At January 25, 2014, there were 596,311,563 shares of the registrant’s common stock outstanding.
Documents Incorporated by Reference
Portions of the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission in connection with its annual meeting of shareholders expected to be held on May 6, 2014 are incorporated by reference into Part III hereof.

Kraft Foods Group, Inc
In this report, “Kraft Foods Group,” “we,” “us,” and “our” refers to Kraft Foods Group, Inc.

i

Forward-looking Statements
This report contains a number of forward-looking statements. Words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “continue,” “believe,” “may,” “will,” and variations of such words and similar expressions are intended to identify our forward-looking statements. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. Examples of forward-looking statements include, but are not limited to, statements, beliefs, and expectations regarding our business, dividends, new accounting standards and accounting changes, commodity costs, cost savings initiatives, hedging activities, legal matters, goodwill and other intangible assets, price volatility and cost environment, liquidity, funding sources, postemployment benefit plans, including expected contributions, obligations, rates of return and costs, capital expenditures and funding, debt, off-balance sheet arrangements and contractual obligations, general views about future operating results, risk management program, and other events or developments that we expect or anticipate will occur in the future.
These forward-looking statements are not guarantees of future performance and are subject to a number of risks and uncertainties, many of which are beyond our control. We discuss certain factors that affect our business and operations and that may cause our actual results to differ materially from these forward-looking statements under “Risk Factors” below in this Annual Report on Form 10-K. These factors include, but are not limited to, increased competition; our ability to maintain, extend and expand our reputation and brand image; our ability to differentiate our products from other brands; increasing consolidation of retail customers; changes in relationships with our significant customers and suppliers; our ability to predict, identify and interpret changes in consumer preferences and demand; our ability to drive revenue growth in our key product categories, increase our market share, or add products; volatility in commodity, energy and other input costs; changes in our management team or other key personnel; our geographic focus in North America; changes in regulations; legal claims or other regulatory enforcement actions; product recalls or product liability claims; unanticipated business disruptions; our ability to complete or realize the benefits from potential acquisitions, alliances, divestitures or joint ventures; our indebtedness and our ability to pay our indebtedness; disruptions in our information technology networks and systems; our inability to protect our intellectual property rights; weak economic conditions; tax law changes; the tax treatment of the Spin-Off (as defined below); volatility of market-based impacts to postemployment benefit plans; pricing actions; and other factors. We disclaim and do not undertake any obligation to update or revise any forward-looking statement in this report, except as required by applicable law or regulation.
PART I
Item 1. Business.
General
Kraft Foods Group is one of the largest consumer packaged food and beverage companies in North America and worldwide, with net revenues of $18.2 billion and earnings from continuing operations before income taxes of $4.1 billion in 2013. We manufacture and market food and beverage products, including refrigerated meals, refreshment beverages, coffee, cheese, and other grocery products, primarily in the United States and Canada, under a host of iconic brands. Our product categories span breakfast, lunch, and dinner meal occasions, both at home and in foodservice locations. At December 28, 2013, we had assets of $23.1 billion. We are listed on the NASDAQ Stock Market and included in the Standard & Poor’s 500 Index.
Our diverse brand portfolio consists of many of the most popular food brands in North America, including two brands with annual net revenues exceeding $1 billion each—Kraft cheeses, dinners, and dressings and Oscar Mayer meats—plus over 25 brands with annual net revenues between $100 million and $1 billion each. In the United States, based on dollar share in 2013, we hold the number one or number two branded market share position in 16 of our top 17 product categories. We have 12 product categories with the number one branded share position that contributed in the aggregate approximately 60% of our 2013 U.S. retail net revenues, while our top 17 product categories contributed in the aggregate more than approximately 80% of our 2013 U.S. retail net revenues.
We were initially organized as a Delaware corporation in 1980. In March 2012, we redomesticated to Virginia and changed our name from “Kraft Foods Global, Inc.” to “Kraft Foods Group, Inc.” On October 1, 2012, Mondelēz International, Inc. ("Mondelēz International") spun-off Kraft Foods Group to Mondelēz International’s shareholders (the “Spin-Off”). We were a wholly owned subsidiary of Mondelēz International prior to the Spin-Off. To effect the Spin-Off, Mondelēz International distributed all of the shares of Kraft Foods Group common stock owned by

Mondelēz International to its shareholders on October 1, 2012 (the “Distribution”). As a result of the Spin-Off, we began operating as an independent, publicly traded company on October 1, 2012.
Reportable Segments
Effective July 1, 2013, we began managing and reporting operating results through six reportable segments: Beverages, Cheese, Refrigerated Meals, Meals & Desserts, Enhancers & Snack Nuts, and Canada. Our remaining businesses, including our Foodservice and Exports businesses, are aggregated and disclosed as “Other Businesses”. Previously, we had managed and reported operating results through five reportable segments: Beverages, Cheese, Refrigerated Meals, Grocery, and International & Foodservice. We reflect this reorganization for all the historical periods presented.
Our principal brands and products at December 28, 2013 were:

Beverages
Maxwell House, Gevalia, and Yuban coffees; Tassimo hot beverage system (under license); Capri Sun (under license) and Kool-Aid packaged juice drinks; Crystal Light, Kool-Aid, and Country Time powdered beverages; and MiO, Crystal Light, and Kool-Aid liquid concentrates.

Cheese
Kraft and Cracker Barrel natural cheeses; Philadelphia cream cheese; Kraft and Deli Deluxe processed cheese slices; Velveeta and Cheez Whiz processed cheeses; Kraft grated and shredded cheeses; Polly-O and Athenos cheese; and Breakstone’s and Knudsen cottage cheese and sour cream.

Refrigerated Meals	Oscar Mayer cold cuts, hot dogs, and bacon; Lunchables lunch combinations; Claussen pickles; and Boca soy-based meat alternatives.

Meals & Desserts
Kraft and Kraft Deluxe macaroni and cheese dinners;Velveeta shells and cheese dinners; JELL-O dry packaged desserts; JELL-O refrigerated gelatin and pudding snacks; Cool Whip whipped topping; Stove Top stuffing mix; Jet-Puffed marshmallows; Velveeta Cheesy Skillets and Taco Bell Home Originals (under license) meal kits; Shake ‘N Bake coatings; and Baker’s chocolate and baking ingredients.

Enhancers & Snack Nuts
Planters nuts, peanut butter, and trail mixes; Kraft Mayo and Miracle Whip spoonable dressings; Kraft and Good Seasons salad dressings; A.1. steak sauce; Kraft and Bull’s-Eye barbecue sauces; and Grey Poupon premium mustards.

Canada	Canadian brand offerings include Kraft peanut butter and Nabob coffee, as well as a range of products bearing brand names similar to those marketed in the U.S.

Other Businesses
Our other businesses, including our Foodservice and Exports businesses, sell primarily branded products including Philadelphia cream cheese, A.1. steak sauce, and a broad array of Kraft sauces, dressings and cheeses.

Net Revenues by Product Category
Product categories that contributed 10% or more to consolidated net revenues for the years ended December 28, 2013, December 29, 2012, or December 31, 2011, were:

	For the Years Ended
	December 28, 2013	December 29, 2012	December 31, 2011
Cheese and dairy	32%	31%	30%
Meat and meat alternatives	15%	15%	15%
Meals	11%	11%	10%
Refreshment Beverages	10%	10%	11%
Enhancers	9%	10%	10%
See Note 15, Segment Reporting, to the consolidated financial statements for net revenues, earnings from continuing operations before income taxes, and total assets by segment.
Customers
We sell our products primarily to supermarket chains, wholesalers, supercenters, club stores, mass merchandisers, distributors, convenience stores, drug stores, value stores, and other retail food outlets in the United States and Canada.
Our five largest customers accounted for approximately 43% of our net revenues in 2013, while our ten largest customers accounted for approximately 56%. One of our customers, Wal-Mart Stores, Inc., accounted for approximately 26% of our net revenues in 2013.
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
Our breadth of product lines and scale throughout the retail environment are supported by two sales agencies within our customers’ stores: Acosta Sales & Marketing for our grocery and mass channel customers and CROSSMARK for our convenience store retail partners. Both agencies act as extensions of our direct customer teams and are managed by our sales leadership. Both sales agencies provide in-store support of product placement, distribution and promotional execution.
We also utilize sales agencies, exporters, distributors, or other similar arrangements to sell our products in Puerto Rico and in markets outside of the United States and Canada.
Raw Materials and Packaging
We use large quantities of commodities, including dairy products, coffee beans, meat products, wheat, corn products, soybean and vegetable oils, nuts, and sugar and other sweeteners, to manufacture our products. In addition, we use significant quantities of resins and cardboard to package our products and natural gas to operate our facilities. For commodities that we use across many of our product categories, such as corrugated paper and energy, we coordinate sourcing requirements and centralize procurement to leverage our scale. In addition, some of our product lines and brands separately source raw materials that are specific to their operations.
We source these commodities from a variety of providers including large, international producers, and smaller, local independent sellers. We have preferred purchaser status and/or have developed strategic partnerships with many of our suppliers, and consequently enjoy favorable pricing and dependable supply for many of our commodities. The prices of raw materials and agricultural materials that we use in our products are affected by external factors, such as global competition for resources, currency fluctuations, severe weather or global climate change, consumer, industrial or commodity investment demand, and changes in governmental regulation and trade, alternative energy, and agricultural programs.

The most significant cost components of our cheese products are dairy commodities, including milk and cheese. We purchase our dairy raw material requirements from independent third parties, such as agricultural cooperatives and independent processors. Market supply and demand, as well as government programs, significantly influence the prices for milk and other dairy products. The most significant cost component of our coffee products is coffee beans, which we purchase on world markets. Quality and availability of supply, changes in the value of the U.S. dollar in relation to certain other currencies, and consumer demand for coffee products impact coffee bean prices. Significant cost components in our meat business include pork, beef, and poultry, which we purchase from domestic markets. Livestock feed costs and the global supply and demand for U.S. meats influence the prices of these meat products. Another significant cost component in our grocery products is grains, including wheat, sugar, and soybean oil.
Our risk management group works with our procurement teams to monitor worldwide supply and cost trends so we can obtain ingredients and packaging needed for production on favorable terms. Although the prices of our principal raw materials can be expected to fluctuate, we believe there will be an adequate supply of the raw materials we use and that they are generally available from numerous sources. Our risk management group uses a range of hedging techniques in an effort to limit the impact of price fluctuations in our principal raw materials. However, we do not fully hedge against changes in commodity prices, and our hedging strategies may not protect us from increases in specific raw material costs. We actively monitor any changes to commodity costs so that we can mitigate the effect through pricing and other operational measures.
Manufacturing and Processing
We manufacture our products in our network of manufacturing and processing facilities located throughout North America. As of December 28, 2013, we operated 36 manufacturing and processing facilities, 34 in the United States and two in Canada. We own all 36 of these facilities.
While some of our plants are dedicated to the production of specific products or brands, other plants can accommodate multiple product lines. We manufacture our Beverages products in eight locations, our Cheese products in 12 locations, our Refrigerated Meals products in nine locations, our Meals & Desserts products in 10 locations, and our Enhancers & Snack Nuts products in eight locations. We maintain all of our manufacturing and processing facilities in good condition and believe they are suitable and adequate for our present needs. We also enter into co-manufacturing arrangements with third parties if we determine it is advantageous to outsource the production of any of our products.
Distribution
As of December 28, 2013, we distributed our products through 39 distribution centers, of which 36 are in the United States and three are in Canada. We own four and lease 35 of these distribution centers. In addition, third-party logistics providers perform storage and distribution services for us to support our distribution network.
We rely on common carriers and our private fleet to transport our products from our manufacturing and processing facilities to our distribution facilities and on to our customers. Our distribution facilities generally accommodate all of our product lines and have the capacity to store refrigerated, dry, and frozen goods. We assemble customer orders for multiple products at the distribution facilities and deliver them by common carrier or our private fleet to our customers. We maintain all of our distribution facilities in good condition and believe they have sufficient capacity to meet our expected distribution needs.
Competition
We face competition in all aspects of our business. Competitors include large national and international companies and numerous local and regional companies. We also compete with generic products and retailer brands, wholesalers, and cooperatives. We compete primarily on the basis of product quality and innovation, brand recognition and loyalty, service, the ability to identify and satisfy consumer preferences, the introduction of new products and the effectiveness of our advertising campaigns and marketing programs, and price. Improving our market position or introducing a new product requires substantial advertising and promotional expenditures.
Trademarks and Intellectual Property
Our trademarks are material to our business and are among our most valuable assets. Some of our significant trademarks include A.1., Baker’s, Cheez Whiz, Cool Whip, Country Time, Cracker Barrel, Crystal Light, Grey Poupon, JELL-O, Kool-Aid, Kraft, Lunchables, MiO, Miracle Whip, Oscar Mayer, Planters, Shake ‘N Bake, Stove

Top, and Velveeta. We own the rights to these trademarks in the United States, Canada, and many other countries throughout the world. In addition, we own the trademark rights to Philadelphia in the United States and the Caribbean, and to Gevalia and Maxwell House throughout North America and Latin America. We protect our trademarks by registration or otherwise in the United States, Canada, and other markets. From time to time, we grant third parties licenses to use one or more of our trademarks in particular locations. Similarly, as of December 28, 2013, we sell some products under brands we license from third parties, including:

•	Capri Sun packaged juice drinks for sale in the United States; and

•	Taco Bell Home Originals Mexican-style food products for sale in U.S. grocery stores.
In connection with the Spin-Off, we granted Mondelēz International licenses to use some of our trademarks in particular locations outside of the United States and Canada and we will sell some products under brands we license from Mondelēz International. These agreements are governed by the Master Ownership and License Agreement Regarding Trademarks and Certain Related Intellectual Property.
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
Research and Development
Our research and development focuses on achieving the following four objectives:

•	growth through product improvements, new products and line extensions,

•	uncompromising product safety and quality,

•	superior customer satisfaction, and

•	cost reduction.
Our research and development specialists have historically focused on both major product innovation and more modestly-scaled line extensions, such as the introduction of new flavors, colors, or package designs for established products. We have approximately 525 food scientists, chemists, and engineers, with teams dedicated to particular brands and products.
We maintain three key technology centers, each equipped with pilot plants and state-of-the-art instruments. Research and development expense was approximately $118 million (including a benefit from market-based impacts related to our postemployment benefit plans of $55 million) in 2013, $178 million (including expense from market-based impacts related to our postemployment benefit plans of $6 million) in 2012, and $198 million in 2011. Market-based impacts related to our postemployment benefit plans recorded in research and development were insignificant in the year ended December 31, 2011.
Seasonality
Overall sales of our products are fairly balanced throughout the year, although demand for certain products may be influenced by holidays, changes in seasons, or other annual events.
Employees
We have approximately 22,500 employees, of whom approximately 20,400 are located in the United States and approximately 2,100 are located in Canada. Approximately one-third of our hourly employees are represented under contracts primarily with the United Food and Commercial Workers International Union and the International

Brotherhood of Teamsters. These contracts expire at various times throughout the next several years. We believe that our relationships with employees and their representative organizations are generally good.
Regulation
Our U.S. food and beverage products and packaging materials are primarily regulated by the U.S. Food and Drug Administration ("FDA") or, for products containing meat and poultry, the U.S. Food Safety and Inspection Service of the U.S. Department of Agriculture. Our Canadian food products and packaging materials are primarily regulated by the Canadian Food Inspection Agency and Health Canada. These agencies enact and enforce regulations relating to the manufacturing, distribution, and labeling of food products.
The U.S. Food Safety Modernization Act and the Safe Food for Canadians Act, both of which became laws in 2011, provide additional food safety authority to the applicable regulatory agency. We do not expect the cost of complying with these laws, and the implementing regulations expected to result from these laws, to be material.
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
These laws and regulations include the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, and the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”). CERCLA imposes joint and severable liability on each potentially responsible party. As of December 28, 2013, we were involved in 60 active proceedings in the United States under CERCLA (and other similar state actions and legislation) related to our current operations and certain closed, inactive, or divested operations for which we retain liability. We do not currently expect these to have a material effect on our earnings or financial condition.
As of December 28, 2013, we had accrued an amount we deemed appropriate for environmental remediation. Based on information currently available, we believe that the ultimate resolution of existing environmental remediation actions and our compliance in general with environmental laws and regulations will not have a material effect on our earnings or financial condition. However, it is difficult to predict with certainty the potential impact of future compliance efforts and environmental remedial actions and thus future costs associated with such matters may exceed current reserves.
Foreign Operations
We sell our products primarily to consumers in the United States and Canada, but also sell our products to many other countries and territories across the globe. We generated approximately 14% of our 2013 and 2012 consolidated net revenues, and 13% of our 2011 consolidated net revenues outside the United States, primarily in Canada. For additional information about our foreign operations, see Note 15, Segment Reporting, to the consolidated financial statements.

Executive Officers of the Registrant
The following are our executive officers as of February 21, 2014:

Name	Age	Title
John T. Cahill	56	Executive Chairman
W. Anthony Vernon	58	Chief Executive Officer and Director
Dino J. Bianco	52	Executive Vice President and President, Beverages
Thomas F. Corley	51	Executive Vice President and President, U.S. Retail Sales and Foodservice
Charles W. Davis	57	Executive Vice President, Research, Development, Quality and Innovation
Adrienne D. Elsner	50	Executive Vice President and Chief Marketing Officer
Georges El-Zoghbi	47	Executive Vice President and President, Cheese & Dairy and Exports
Robert J. Gorski	61	Executive Vice President, Integrated Supply Chain
Jane S. Hilk	53	Executive Vice President and President, Enhancers & Snack Nuts
Diane Johnson May	55	Executive Vice President, Human Resources
Christopher J. Kempczinski	45	Executive Vice President and President, Canada
Teri List-Stoll	51	Executive Vice President and Chief Financial Officer
Michael Osanloo	47	Executive Vice President and President, Meals & Desserts
Sam B. Rovit	56	Executive Vice President and President, Oscar Mayer and Executive Vice President, Strategy
Kim K. W. Rucker	47	Executive Vice President, Corporate & Legal Affairs, General Counsel and Corporate Secretary
Mr. Cahill has served as our Executive Chairman since October 1, 2012. On March 8, 2014, Mr. Cahill will transition to non-executive chairman. He joined Mondelēz International, a food and beverage company and our former parent, on January 2, 2012 as the Executive Chairman, North American Grocery, and served in that capacity until the Spin-Off. Prior to that, he served as an Industrial Partner at Ripplewood Holdings LLC, a private equity firm, from 2008 to 2011. Mr. Cahill spent nine years with The Pepsi Bottling Group, Inc., a beverage manufacturing company, most recently as Chairman and Chief Executive Officer from 2003 to 2006 and Executive Chairman until 2007. Mr. Cahill previously spent nine years with PepsiCo, Inc., a food and beverage company, in a variety of leadership positions. He currently serves as lead director of American Airlines Group and is also a director at Colgate-Palmolive Company and Legg Mason, Inc.
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
Mr. Bianco has served as our Executive Vice President and President, Beverages since February 2014. He served as Executive Vice President and President, Beverages and Canada from February 2013 to February 2014 and as Executive Vice President and President, National Businesses and Marketing Services from October 1, 2012 to February 2013. Prior to that, he served as Mondelēz International’s President, Kraft Foods Canada since November 2005. He also served in various marketing, sales and finance capacities at Mondelēz International, including Vice President of Marketing, Kraft Foods Canada from January 2002 to November 2005. He joined Mondelēz International in 1990.
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
Mr. El-Zoghbi has served as our Executive Vice President and President, Cheese & Dairy and Exports since February 2013. He served as Executive Vice President and President, Cheese and Dairy from October 1, 2012 to February 2013. Prior to that, he served as Mondelēz International’s President, Cheese and Dairy since October 2009. He joined Mondelēz International in October 2007 as Vice President and Area Director, Kraft Foods Australia & New Zealand and served in that role until September 2009.
Mr. Gorski has served as our Executive Vice President, Integrated Supply Chain since October 1, 2012. Prior to that, Mr. Gorski served as Executive Vice President, Integrated Supply Chain, Kraft Foods North America, since August 2012. Prior to that, he worked for P&G for 34 years, in a variety of leadership positions in multiple categories in North America and Europe. He most recently served as Vice President, Supply Chain for P&G’s global baby care business from 2003 to 2012.
Ms. Hilk has served as our Executive Vice President and President, Enhancers & Snack Nuts since July 1, 2013. She served as Senior Vice President of Marketing, Oscar Mayer from October 1, 2012 to June 2013. Prior to that, she served as Mondelēz International’s Senior Vice President, Marketing, Oscar Mayer from April 2010 until October 2012 and Vice President, Marketing, Oscar Mayer from February 2008 to April 2010. Ms. Hilk joined Mondelēz International in 1991.
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
Mr. Kempczinski has served as our Executive Vice President and President, Canada since January 29, 2014.  He served as Kraft’s President, Canada from July 2012 until assuming his current role.  From December 2008 until July 2012, he served as Mondelēz International’s Senior Vice President, Meals & Enhancers.  Prior to joining Mondelēz International in December 2008, Mr. Kempczinski was Vice President, Non-Carbonated Beverages at PepsiCo, Inc.
Ms. List-Stoll has served as our Executive Vice President and Chief Financial Officer since December 29, 2013. She joined Kraft on September 3, 2013 and served as Senior Vice President of Finance until assuming her current role. Prior to joining Kraft, Ms. List-Stoll worked for The Procter & Gamble Company (“P&G”), a consumer packaged goods company, for nearly 20 years, in various finance and accounting leadership positions. She had most recently served as Senior Vice President and Treasurer of P&G from 2009 to 2013 and Vice President, Finance, Global Operations from 2007 to 2009. Ms. List-Stoll also serves on the Board of Directors of Danaher Corporation.
Mr. Osanloo has served as our Executive Vice President and President, Meals & Desserts since July 1, 2013. Prior to that, he served as Executive Vice President and President, Grocery since October 1, 2012. From October 2010 until October 2012, Mr. Osanaloo served as Mondelēz International’s President, Grocery. Mr. Osanloo was Mondelēz International’s Executive Vice President, Strategy and M&A from April 2008 to September 2010. Prior to joining Mondelēz International, Mr. Osanloo was Senior Vice President, Marketing at Harrah’s Entertainment Inc., a provider of branded casino entertainment.
Mr. Rovit has served as our Executive Vice President and President, Oscar Mayer since September 18, 2013 and as Executive Vice President, Strategy since October 1, 2012. Mr. Rovit also led the Snack Nuts business from October 1, 2012 to June 2013. Prior to that, he served as Mondelēz International’s Executive Vice President, Strategy since February 2011. Prior to joining Mondelēz International, he served as a Director of Bain & Co., a management consulting firm, from January 2008 to January 2011 and from 1988 to June 2005. Mr. Rovit served as

President, Chief Executive Officer and Director of Swift & Company, a meat processing company, from June 2005 to July 2007.
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
Available Information
Our Web site address is www.kraftfoodsgroup.com. The information on our Web site is not, and shall not be deemed to be, a part of this Annual Report on Form 10-K or incorporated into any other filings we make with the Securities and Exchange Commission ("SEC"). Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act") are or will be available free of charge on our Web site as soon as possible after we electronically file them with, or furnish them to, the SEC.
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
Item 1A. Risk Factors.
You should read the following risk factors carefully in connection with evaluating our business and the forward-looking information contained in this Annual Report on Form 10-K. Any of the following risks could materially and adversely affect our business, financial condition, operating results and the actual outcome of matters as to which forward-looking statements are made in this Annual Report on Form 10-K. While we believe we have identified and discussed below the key risk factors affecting our business, there may be additional risks and uncertainties that we do not presently know or that we do not currently believe to be significant that may adversely affect our business, financial condition or operating results in the future.
We operate in a highly competitive industry.
The food and beverage industry is highly competitive and we face competition across all of our product offerings. We compete based on product innovation, price, product quality, brand recognition and loyalty, effectiveness of marketing and distribution, promotional activity, and the ability to identify and satisfy consumer preferences.
We may need to reduce our prices in response to competitive and customer pressures. Competition and customer pressures may also restrict our ability to increase prices in response to commodity and other cost increases. We may also need to increase or reallocate spending on marketing, retail trade incentives, advertising, and new product innovation to maintain or increase market share. These expenditures are subject to risks, including uncertainties about trade and consumer acceptance of our efforts. If we are unable to compete effectively, our profitability, financial condition, and operating results may suffer.
Maintaining, extending and expanding our reputation and brand image are essential to our business success.
We have many iconic brands with long-standing consumer recognition. Our success depends on our ability to maintain brand image for our existing products, extend our brands to new platforms, and expand our brand image with new product offerings.
We seek to maintain, extend, and expand our brand image through marketing investments, including advertising and consumer promotions, and product innovation. Increasing attention on the role of food and beverage marketing could adversely affect our brand image or lead to stricter regulations and greater scrutiny of marketing practices. Existing or increased legal or regulatory restrictions on our advertising, consumer promotions and marketing, or our response to those restrictions, could limit our efforts to maintain, extend and expand our brands. Moreover, adverse publicity about regulatory or legal action against us could damage our reputation and brand image, undermine our customers’ confidence and reduce long-term demand for our products, even if the regulatory or legal action is unfounded or not material to our operations.
In addition, our success in maintaining, extending, and expanding our brand image depends on our ability to adapt to a rapidly changing media environment. We increasingly rely on social media and online dissemination of advertising campaigns. The growing use of social and digital media increases the speed and extent that information or misinformation and opinions can be shared. Negative posts or comments about Kraft, our brands or our products on social or digital media, whether or not valid, could seriously damage our brands and reputation. If we do not maintain, extend, and expand our brand image, then our product sales, financial condition and operating results could be materially and adversely affected.
We must leverage our brand value to compete against retailer brands and other economy brands.
In nearly all of our product categories, we compete with well-branded products as well as retailer and other economy brands. Our products must provide higher value and/or quality to our consumers than alternatives, particularly during periods of economic uncertainty. Consumers may not buy our products if relative differences in value and/or quality between our products and retailer or other economy brands change in favor of competitors’ products or if consumers perceive this type of change. If consumers prefer retailer or other economy brands, then we could lose market share or sales volumes or shift our product mix to lower margin offerings, which could materially and adversely affect our product sales, financial condition, and operating results.
The consolidation of retail customers could adversely affect us.
Retail customers, such as supermarkets, warehouse clubs, and food distributors in our major markets, may consolidate, resulting in fewer customers for our business. Consolidation also produces larger retail customers that may seek to leverage their position to improve their profitability by demanding improved efficiency, lower pricing, increased promotional programs, or specifically tailored products. In addition, larger retailers have the scale to develop supply chains that permit them to operate with reduced inventories or to develop and market their own retailer brands. Retail consolidation and increasing retailer power could materially and adversely affect our product sales, financial condition, and operating results.
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
During 2013, our five largest customers accounted for approximately 43% of our net revenues, with our largest customer, Wal-Mart Stores, Inc., accounting for approximately 26% of our net revenues. There can be no assurance that all significant customers will continue to purchase our products in the same mix or quantities or on the same terms as in the past, particularly as increasingly powerful retailers may demand lower pricing and focus on developing their own brands. The loss of a significant customer or a material reduction in sales, or a change in the mix of products we sell, to a significant customer could materially and adversely affect our product sales, financial condition, and operating results.
Disputes with significant suppliers, including disputes related to pricing or performance, could adversely affect our ability to supply products to our customers and could materially and adversely affect our product sales, financial condition, and operating results.
Our financial success depends on our ability to correctly predict, identify, and interpret changes in consumer preferences and demand, to offer new products to meet those changes, and to respond to competitive innovation.
Consumer preferences for food and beverage products change continually. Our success depends on our ability to predict, identify, and interpret the tastes and dietary habits of consumers and to offer products that appeal to consumer preferences. If we do not offer products that appeal to consumers, our sales and market share will decrease, which could materially and adversely affect our product sales, financial condition, and operating results.
We must distinguish between short-term fads, mid-term trends, and long-term changes in consumer preferences. If we do not accurately predict which shifts in consumer preferences will be long-term, or if we fail to introduce new and improved products to satisfy those preferences, our sales could decline. In addition, because of our varied consumer base, we must offer an array of products that satisfy the broad spectrum of consumer preferences. If we fail to expand our product offerings successfully across product categories, or if we do not rapidly develop products in faster growing and more profitable categories, demand for our products could decrease, which could materially and adversely affect our product sales, financial condition, and operating results.
Prolonged negative perceptions concerning the health implications of certain food products could influence consumer preferences and acceptance of some of our products and marketing programs. We strive to respond to consumer preferences and social expectations, but we may not be successful in our efforts. Continued negative perceptions and failure to satisfy consumer preferences could materially and adversely affect our product sales, financial condition, and operating results.
In addition, achieving growth depends on our successful development, introduction, and marketing of innovative new products and line extensions. Successful innovation depends on our ability to correctly anticipate customer and consumer acceptance, to obtain, protect and maintain necessary intellectual property rights, and to avoid infringing the intellectual property rights of others. We must also be able to respond successfully to technological advances by and intellectual property rights of our competitors, and failure to do so could compromise our competitive position and impact our financial results.
We may be unable to drive revenue growth in our key product categories, increase our market share, or add products that are in faster growing and more profitable categories.
The food and beverage industry’s overall growth is generally linked to population growth. Our future results will depend on our ability to drive revenue growth in our key product categories. Because our operations are concentrated in North America, where growth in the food and beverage industry has been limited, our success also depends in part on our ability to enhance our portfolio by adding innovative new products in faster growing and more profitable categories. Our future results will also depend on our ability to increase market share in our existing product categories. Our failure to drive revenue growth, limit market share decreases in our key product categories or develop innovative products for new and existing categories could materially and adversely affect our profitability, financial condition, and operating results.
Commodity, energy, and other input prices are volatile and may rise significantly.
We purchase large quantities of commodities, including dairy products, coffee beans, meat products, wheat, corn products, soybean and vegetable oils, nuts, and sugar and other sweeteners. In addition, we use significant quantities of resins and cardboard to package our products and natural gas to operate our facilities. We are also exposed to changes in oil prices, which influence both our packaging and transportation costs. Prices for commodities, other supplies, and energy are volatile and can fluctuate due to conditions that are difficult to predict, including global competition for resources, currency fluctuations, severe weather or global climate change, consumer, industrial or commodity investment demand, and changes in governmental regulation and trade, alternative energy, and agricultural programs. Rising commodity, energy, and other input costs could materially and adversely affect our cost of operations, including the manufacture, transportation, and distribution of our products, which could materially and adversely affect our financial condition and operating results.
Although we monitor our exposure to commodity prices as an integral part of our overall risk management program, and seek to hedge against input price increases to the extent we deem appropriate, we do not fully hedge against changes in commodity prices, and our hedging strategies may not protect us from increases in specific raw materials costs. For example, hedging our costs for one of our key commodities, dairy products, is difficult because dairy futures markets are not as developed as many other commodities futures markets. Continued volatility or sustained increases in the prices of commodities and other supplies we purchase could increase the costs of our products, and our profitability could suffer. Moreover, increases in the prices of our products to cover these increased costs may result in lower sales volumes. If we are not successful in our hedging activities, or if we are unable to price our products to cover increased costs, then commodity and other input price volatility or increases could materially and adversely affect our financial condition and operating results.
We rely on our management team and other key personnel.
We depend on the skills, working relationships and continued services of key personnel, including our experienced management team. In addition, our ability to achieve our operating goals depends on our ability to identify, hire, train, and retain qualified individuals. We compete with other companies both within and outside of our industry for talented personnel, and we may lose key personnel or fail to attract, train, and retain other talented personnel. Any such loss or failure could adversely affect our profitability, financial condition, and operating results.
Our geographic focus makes us particularly vulnerable to economic and other events and trends in North America.
We operate primarily in North America and, therefore, are particularly susceptible to adverse regulations, economic climate, consumer trends, market fluctuations, including commodity price fluctuations or supply shortages for certain of our key ingredients, and other adverse events that are specific to the United States and Canada. The concentration of our businesses in North America could present challenges and may increase the likelihood that an adverse event in North America would materially and adversely affect our profitability, financial condition, and operating results.
Changes in regulations could increase our costs.
Our activities are highly regulated and subject to government oversight. Various federal, state, provincial, and local laws and regulations govern food and beverage production and marketing, as well as licensing, trade, tax, and environmental matters. Governing bodies regularly issue new regulations and changes to existing regulations. Our need to comply with new or revised regulations or their interpretation and application, including proposed requirements designed to enhance food safety or to regulate imported ingredients, could materially and adversely affect our product sales, financial condition, and operating results.
Legal claims or other regulatory enforcement actions could subject us to civil and criminal penalties.
As a large food and beverage company, we operate in a highly regulated environment with constantly evolving legal and regulatory frameworks. Consequently, we are subject to heightened risk of legal claims or other regulatory enforcement actions. Although we have implemented policies and procedures designed to ensure compliance with existing laws and regulations, there can be no assurance that our employees, contractors, or agents will not violate our policies and procedures. Moreover, a failure to maintain effective control processes could lead to violations, unintentional or otherwise, of laws and regulations. Legal claims or regulatory enforcement actions arising out of our failure or alleged failure to comply with applicable laws and regulations could subject us to civil and criminal penalties that could materially and adversely affect our product sales, reputation, financial condition, and operating results.
Product recalls or other product liability claims could materially and adversely affect us.
Selling products for human consumption involves inherent legal and other risks, including product contamination, spoilage, product tampering, allergens, or other adulteration. We could decide to, or be required to, recall products due to suspected or confirmed product contamination, adulteration, misbranding, tampering, or other deficiencies. A widespread product recall or market withdrawal could result in significant losses due to their costs, the destruction of product inventory, and lost sales due to the unavailability of the product for a period of time. We could be adversely affected if consumers lose confidence in the safety and quality of certain food products or ingredients, or the food safety system generally. Adverse attention about these types of concerns, whether or not valid, may damage our reputation, discourage consumers from buying our products, or cause production and delivery disruptions.
We may also suffer losses if our products or operations violate applicable laws or regulations, or if our products cause injury, illness, or death. In addition, our marketing could face claims of false or deceptive advertising or other criticism. A significant product liability or other legal judgment or a related regulatory enforcement action against us, or a significant product recall, may materially and adversely affect our reputation and profitability. Moreover, even if a product liability or consumer fraud claim is unsuccessful, has no merit, or is not pursued, the negative publicity surrounding assertions against our products or processes could materially and adversely affect our product sales, financial condition, and operating results.
Unanticipated business disruptions could adversely affect our ability to provide our products to our customers.
We have a complex network of suppliers, owned manufacturing locations, co-manufacturing locations, distribution networks, and information systems that support our ability to consistently provide our products to our customers. Factors that are hard to predict or beyond our control, like weather, raw material shortage, natural disasters, fire or explosion, terrorism, generalized labor unrest, or health pandemics, could damage or disrupt our operations or our suppliers’ or co-manufacturers’ operations. These disruptions may require additional resources to restore our supply chain or distribution network. If we cannot respond to disruptions in our operations, whether by finding alternative suppliers or replacing capacity at key manufacturing or distribution locations, or are unable to quickly repair damage to our information, production, or supply systems, we may be late in delivering, or unable to deliver, products to our customers and may also be unable to track orders, inventory, receivables, and payables. If that occurs, our customers’ confidence in us and long-term demand for our products could decline. Any of these events could materially and adversely affect our product sales, financial condition, and operating results.
We may not successfully identify or complete strategic acquisitions, alliances, divestitures or joint ventures.
From time to time, we may evaluate acquisition candidates, alliances or joint ventures that may strategically fit our business objectives or we may consider divesting businesses that do not meet our strategic objectives or growth or profitability targets. These activities may present financial, managerial, and operational risks including, but not limited to, diversion of management’s attention from existing core businesses, difficulties integrating or separating personnel and financial and other systems, inability to effectively and immediately implement control environment processes across a diverse employee population, adverse effects on existing or acquired customer and supplier business relationships, and potential disputes with buyers, sellers or partners. In addition, to the extent we undertake acquisitions, alliances or joint ventures or other developments outside our core geography or in new categories, we may face additional risks related to such developments. For example, risks related to foreign operations include compliance with U.S. laws affecting operations outside of the United States, such as the Foreign Corrupt Practices Act, currency rate fluctuations, compliance with foreign regulations and laws, including tax laws, and exposure to politically and economically volatile developing markets. Any of these factors could materially and adversely affect our financial condition and operating results.
Volatility of capital markets or macro-economic factors could adversely affect our business.
Changes in financial and capital markets, including market disruptions, limited liquidity, and interest rate volatility, may increase the cost of financing as well as the risks of refinancing maturing debt. In addition, our borrowing costs can be affected by short and long-term ratings assigned by rating organizations. A decrease in these ratings could limit our access to capital markets and increase our borrowing costs, which could materially and adversely affect our financial condition and operating results.
Adverse changes in the capital markets or interest rates, differences or changes in actuarial assumptions from actual experience, and legislative or other regulatory actions could substantially increase our postemployment obligations and materially and adversely affect our profitability and operating results.
We sponsor a number of benefit plans for employees in the United States and Canada, including defined benefit pension plans, retiree health and welfare, active health care, severance, and other postemployment benefits. As of December 28, 2013, the projected benefit obligation of our defined benefit pension plans was $7.2 billion and these plans had assets of $7.0 billion. The difference between plan obligations and assets, or the funded status of the plans, significantly affects the net periodic benefit costs of our pension plans and the ongoing funding requirements of those plans. Among other factors, changes in interest rates, mortality rates, early retirement rates, investment returns, minimum funding requirements, and the market value of plan assets can affect the level of plan funding, cause volatility in the net periodic pension cost, and consequently volatility in our reported net income, and increase our future funding requirements. Legislative and other governmental regulatory actions may also increase funding requirements for our pension plans’ benefits obligation.
We estimate the 2014 pension contributions will be approximately $200 million. Volatile economic conditions increase the risk that we will be required to make additional cash contributions to the pension plans and recognize further increases in our net pension cost. A significant increase in our pension funding requirements could require us to reduce spending on marketing, retail trade incentives, advertising, and other similar activities or could negatively affect our ability to invest in our business or pay dividends on our common stock.
Volatility in the market value of all or a portion of the derivatives we use to manage exposures to fluctuations in commodity prices may cause volatility in our operating results and net earnings.
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
We are significantly dependent on information technology.
We rely on information technology networks and systems, including the Internet, to process, transmit, and store electronic and financial information, to manage a variety of business processes and activities, and to comply with regulatory, legal, and tax requirements. We also depend on our information technology infrastructure for digital marketing activities and for electronic communications among our locations, personnel, customers, and suppliers. These information technology systems, some of which are managed by third parties, may be susceptible to damage, disruptions, or shutdowns due to hardware failures, computer viruses, hacker attacks, telecommunication failures, user errors, catastrophic events or other factors. If our information technology systems suffer severe damage, disruption, or shutdown and our business continuity plans do not effectively resolve the issues in a timely manner, we could experience business disruptions, transaction errors, processing inefficiencies, and the loss of customers and sales, causing our product sales, financial condition, and operating results to be adversely affected and the reporting of our financial results to be delayed.
In addition, if we are unable to prevent security breaches or disclosure of non-public information, we may suffer financial and reputational damage, litigation or remediation costs or penalties because of the unauthorized disclosure of confidential information belonging to us or to our partners, customers, consumers, or suppliers.
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
If the Distribution, together with certain related transactions, were to fail to qualify for non-recognition treatment for U.S. federal income tax purposes, then we and our shareholders could be subject to significant tax liability.
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
If the Canadian aspects of the Internal Spin-Off Transactions were to fail to qualify for tax-deferred treatment for Canadian federal and provincial income tax purposes, then our Canadian subsidiaries could be subject to significant tax liability.
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
Our indebtedness levels could impact our business.
As of December 28, 2013, we had total debt of approximately $10 billion. Our ability to make payments on and to refinance our indebtedness, including any future debt that we may incur, will depend on our ability to generate cash from operations, financings, or asset sales. Our ability to generate cash is subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond our control. We may not generate sufficient funds to service our debt and meet our business needs, such as funding working capital or the expansion of our operations. If we are not able to repay or refinance our debt as it becomes due, we may be forced to take disadvantageous actions, including reducing spending on marketing, retail trade incentives, advertising and product innovation, reducing financing in the future for working capital, capital expenditures and general corporate purposes, selling assets, or dedicating an unsustainable level of our cash flow from operations to the payment of principal and interest on our indebtedness. The lenders who hold our debt could also accelerate amounts due in the event that we default, which could potentially trigger a default or acceleration of the maturity of our other debt.
Our indebtedness could also impair our ability to obtain additional financing for working capital, capital expenditures, or general corporate purposes, especially if the ratings assigned to our debt securities by rating organizations were revised downward. In addition, our leverage could put us at a competitive disadvantage compared to less-leveraged competitors that could have greater financial flexibility to pursue strategic acquisitions and secure additional financing for their operations. Our ability to withstand competitive pressures and to react to changes in the food and beverage industry could be impaired, making us more vulnerable in the event of a general downturn in economic conditions, in our industry, or in our business.
Item 1B.  Unresolved Staff Comments.
None.
Item 2.  Properties.
Our corporate headquarters are located in Northfield, Illinois. Our headquarters are leased and house our executive offices, certain U.S. business units, and our administrative, finance, and human resource functions. We maintain additional owned and leased offices and three technology centers in the United States and Canada.
We have 36 manufacturing and processing facilities, of which 34 are in the United States and two are in Canada. We own all 36 of these facilities. It is our practice to maintain all of our plants and properties in good condition, and we believe they are suitable and adequate for our present needs.
We also have 39 distribution centers, of which 36 are in the United States and three are in Canada. We own four and lease 35 of these distribution centers. These facilities are in good condition, and we believe they have sufficient capacity to meet our present distribution needs.
Item 3.  Legal Proceedings.
We are routinely involved in legal proceedings, claims, and governmental inquiries, inspections or investigations (“Legal Matters”) arising in the ordinary course of our business.
As we have previously disclosed, on March 1, 2011, the Starbucks Coffee Company (“Starbucks”) took control of the Starbucks packaged coffee business (“Starbucks CPG business”) in grocery stores and other channels. Starbucks did so without our authorization and in what we contended was a violation and breach of our license and supply agreement with Starbucks related to the Starbucks CPG business (the “Starbucks Agreement”). The dispute was arbitrated in Chicago, Illinois, and on November 12, 2013, the arbitrator issued a decision awarding us compensation for Starbucks’ unilateral termination of the Starbucks Agreement. While we remained the named party in the proceeding, pursuant to the Separation and Distribution Agreement between Mondelēz International and us, Mondelēz International paid any costs and expenses incurred in connection with the arbitration and we directed the payment of the recovery we were awarded in the arbitration proceeding to Mondelēz International. The arbitration’s outcome did not have a material financial impact on us.

While we cannot predict with certainty the results of Legal Matters in which we are currently involved or may in the future be involved, we do not expect that the ultimate costs to resolve any of the Legal Matters that are currently pending will have a material adverse effect on our financial condition or results of operations.
Item 4.  Mine Safety Disclosures.
Not applicable.
PART II
Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock is listed on the NASDAQ Global Select Market (“NASDAQ”). At January 25, 2014, there were approximately 69,318 holders of record of our common stock.
Information regarding our common stock high and low sales prices as reported on NASDAQ and dividends declared is included in Note 16, Quarterly Financial Data (Unaudited), to the consolidated financial statements.
Comparison of Cumulative Total Return
The following graph compares the cumulative total return on our common stock with the cumulative total return of the Standard & Poor’s 500 Index and the performance peer group index. This graph covers the period from September 17, 2012 (the first day our common stock began “when-issued” trading on the NASDAQ) through December 27, 2013 (the last trading day of our fiscal year). The graph shows total shareholder return assuming $100 was invested on September 17, 2012 and dividends were reinvested.

Date	Kraft Foods Group	S&P 500	Performance Peer Group
September 17, 2012	$100.00	$100.00	$100.00
December 28, 2012	99.59	96.64	101.55
December 27, 2013	125.20	129.60	136.61
The Kraft Foods Group performance peer group consists of the companies within the Standard & Poor's 500 Consumer Staples Food Products Index, which currently consists of the following companies: Archer Daniels Midland Company, Campbell Soup Company, ConAgra Foods, Inc., General Mills, Inc., The Hershey Company,

Hormel Foods Corporation, Kellogg Company, McCormick and Co. Inc., Mead Johnson Nutrition Company, Mondelēz International, Inc., The J.M. Smucker Company, and Tyson Foods, Inc. Companies included in the Standard & Poor's 500 Consumer Staples Food Products Index change periodically. Both Dean Foods Company and H.J. Heinz Company, which were included in the index in the prior year, were excluded from the index in the current year.
This performance graph shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act.
Issuer Purchases of Equity Securities during the Quarter ended December 28, 2013
Our share repurchase activity for the three months ended December 28, 2013 was:

	Total Number of Shares(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Dollar Value of Shares that May Yet be Purchased Under the Program(2)
October 2013	1,052	$52.56
November 2013	365	53.45
December 2013	1,114	53.15	—	$3,000,000,000
For the Quarter Ended December 28, 2013	2,531	52.95
(1) Includes shares tendered by individuals who used shares to exercise options or to pay the related taxes for grants of restricted stock, restricted stock units, and Performance Shares (as defined below) that vested.
(2) On December 17, 2013, our Board of Directors authorized a $3.0 billion share repurchase program with no expiration date. Under the share repurchase program, we are authorized to repurchase shares of our common stock in the open market or in privately negotiated transactions. The timing and amount of share repurchases are subject to management evaluation of market conditions, applicable legal requirements, and other factors. We are not obligated to repurchase any of our common stock and may suspend the program at our discretion. As of December 28, 2013, no shares have been repurchased under this program.

Item 6.  Selected Financial Data.
Kraft Foods Group, Inc.
Selected Financial Data – Five Year Review

	December 28, 2013	December 29, 2012	December 31, 2011	December 31, 2010	December 31, 2009
	(in millions of dollars, except per share data)
Year Ended:
Net revenues	$18,218	$18,271	$18,576	$17,739	$17,232
Earnings from continuing operations	2,715	1,642	1,775	1,890	1,896
Earnings and gain from discontinued operations, net of income taxes	—	—	—	1,644	218
Net earnings	$2,715	$1,642	$1,775	$3,534	$2,114
Earnings from continuing operations per share(1):
Basic	$4.55	$2.77	$3.00	$3.20	$3.21
Diluted	$4.51	$2.75	$3.00	$3.20	$3.21
Net cash provided by operating activities	$2,043	$3,035	$2,664	$828	$3,017
Capital expenditures	557	440	401	448	513
Depreciation	393	428	364	354	348
As of:
Total assets	23,148	23,179	21,389	21,448	22,039
Long-term debt	9,976	9,966	27	31	48
Total equity	5,187	3,572	16,588	17,037	17,511
Dividends declared per share	$2.05	$0.50	$—	$—	$—

(1)
On October 1, 2012, Mondelēz International distributed 592 million shares of Kraft Foods Group common stock to Mondelēz International’s shareholders. Basic and diluted earnings per common share and the average number of common shares outstanding were retrospectively restated for the years ended December 31, 2011, December 31, 2010, and December 31, 2009 for the number of Kraft Foods Group shares outstanding immediately following this transaction.

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
We were a wholly owned subsidiary of Mondelēz International until October 1, 2012. On that date, Mondelēz International spun-off Kraft Foods Group, comprising the North American grocery business, to Mondelēz International’s shareholders. As a result of the Spin-Off, we now operate as an independent publicly traded company.

Items Affecting Comparability of Financial Results
Principles of Consolidation
Prior to the Spin-Off on October 1, 2012, our financial statements were prepared on a stand-alone basis and were derived from the consolidated financial statements and accounting records of Mondelēz International. Our financial statements for the years ended December 29, 2012 and December 31, 2011, included certain expenses of Mondelēz International that were allocated to us. These allocations were not necessarily indicative of the actual expenses we would have incurred as an independent public company or of the costs we will incur in the future, and may differ substantially from the allocations we agreed to in the various separation agreements.
Cost Savings Initiatives
We incurred cost savings initiatives expenses of $290 million in 2013 and $303 million in 2012. Our costs savings initiatives include a multi-year $650 million restructuring program consisting of restructuring costs, implementation costs, and Spin-Off transition costs (the “Restructuring Program”), which was approved by our Board of Directors on October 29, 2012. We have reduced our estimate of the total Restructuring Program costs to $625 million. Approximately one-half of these costs will be cash expenditures. We spent cash of $150 million in 2013 and $111 million in 2012 related to our Restructuring Program. We expect to complete the Restructuring Program by the end of 2014.
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
Postemployment Benefit Plans
We remeasure all of our postemployment benefit plans at least annually at the end of our fiscal year. The remeasurement as of December 28, 2013 resulted in an aggregate benefit from market-based impacts of $1.6 billion, primarily driven by an 80 basis point weighted average increase in the discount rate for our pension and postretirement plans and excess asset returns in our pension plans. The annual remeasurement resulted in expense from market-based impacts of $223 million as of December 29, 2012 and $70 million as of December 31, 2011. We disclose market-based impacts separately in order to provide better transparency of our operating results. We define market-based impacts as the costs or benefits resulting from the change in discount rates, the difference between our estimated and actual return on trust assets, and other assumption changes driven by changes in the law or other external factors.
Starbucks CPG Business
On March 1, 2011, Starbucks took control of the Starbucks CPG business in grocery stores and other channels. Starbucks did so without our authorization and in what we contended was a violation and breach of the Starbucks Agreement. The dispute was arbitrated in Chicago, Illinois, and on November 12, 2013, the arbitrator issued a decision awarding us compensation for Starbucks’ unilateral termination of the Starbucks Agreement. While we remained the named party in the proceeding, pursuant to the Separation and Distribution Agreement between Mondelēz International and us, Mondelēz International paid any costs and expenses incurred in connection with the arbitration and we directed the payment of the recovery we were awarded in the arbitration proceeding to Mondelēz International. The arbitration’s outcome did not have a material financial impact on us. The results of the Starbucks CPG business were included our Beverages and Canada segments through March 1, 2011.
Provision for Income Taxes
Our effective tax rate was 33.6% in 2013, 33.1% in 2012, and 38.3% in 2011. Our 2013 effective tax rate was unfavorably impacted by an increase in earnings due to the remeasurements of certain postemployment benefit plans and favorably impacted by net discrete items totaling $61 million primarily from various U.S. federal, foreign, and state tax audit developments, statute of limitations expirations during the year, and valuation allowance reversals of $23 million.
Our 2012 effective tax rate was favorably impacted by net discrete items totaling $33 million, arising principally from U.S. federal, foreign, and state tax audit developments during the year.
Our 2011 effective tax rate was unfavorably impacted by net discrete items totaling $52 million, primarily from various U.S. federal and U.S. state tax audit developments during the year as well as the revaluation of state deferred tax assets and liabilities resulting from state tax legislation enacted in 2011.
Consolidated Results of Operations
The following discussion compares our consolidated results of operations for 2013 with 2012 and 2011.
Summary of Results

	For the Years Ended
	December 28, 2013	December 29, 2012	December 31, 2011	2013 v. 2012	2012 v. 2011
	(in millions, except per share data)
Net revenues	$18,218	$18,271	18,576	(0.3)%	(1.6)%
Operating income	$4,591	$2,670	2,828	71.9%	(5.6)%
Net earnings	$2,715	$1,642	1,775	65.3%	(7.5)%
Diluted earnings per share(1)	$4.51	$2.75	3.00	64.0%	(8.3)%
(1) Diluted earnings per share ("EPS") and the average number of common shares outstanding as of December 31, 2011 were retrospectively restated for the number of Kraft Foods Group shares outstanding immediately following the Spin-Off.
Net Revenues

	For the Years Ended
	December 28, 2013	December 29, 2012	% Change
	(in millions)
Net revenues	$18,218	$18,271	(0.3)%
Impact of foreign currency	73	—	0.4	pp
Sales to Mondelēz International	(147)	(114)	(0.2	)pp
Organic Net Revenues (1)	$18,144	$18,157	(0.1)%
Volume/mix			0.5	pp
Net pricing			(0.6	)pp

	For the Years Ended
	December 29, 2012	December 31, 2011	% Change
	(in millions)
Net revenues	$18,271	$18,576	(1.6)%
Impact of divestitures	—	(91)	0.4	pp
Impact of 53rd week of shipments in 2011	—	(225)	1.3	pp
Impact of foreign currency	21	—	0.1	pp
Sales to Mondelēz International	(114)	(100)	(0.1	)pp
Organic Net Revenues (1)	$18,178	$18,160	0.1%
Volume/mix			(2.8	)pp
Net pricing			2.9	pp

(1)	Organic Net Revenues is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.

2013 compared with 2012:
Organic Net Revenues were flat as lower net pricing was generally offset by favorable volume/mix. Lower net pricing (0.6 pp) was due primarily to increased competitive activity in Beverages and Enhancers & Snack Nuts, partially offset by higher net pricing in Meals & Desserts and Refrigerated Meals. Favorable volume/mix (0.5 pp) was driven primarily by base business growth, despite an unfavorable product line pruning impact of approximately one percentage point. Higher sales to Mondelēz International increased net revenues by $33 million while foreign currency negatively impacted net revenues by $73 million due to the strength of the U.S. dollar relative to the Canadian dollar.
2012 compared with 2011:
Organic Net Revenues were flat as the impact of higher net pricing was generally offset by unfavorable volume/mix. Higher net pricing (2.9 pp), including the impact of pricing from prior periods, was realized across all business segments as we increased pricing to offset higher commodity costs. Unfavorable volume/mix (2.8 pp)reflected lower shipments in all segments except Meals & Desserts (including negative impacts from product line pruning of approximately one percentage point and customer trade inventory reductions). Sales to Mondelēz International increased net revenues by $14 million while unfavorable foreign currency lowered net revenues by $21 million, due to the strength of the U.S. dollar relative to the Canadian dollar. In 2011, net revenues included a 53rd week of shipments that added $225 million to net revenues and divestitures (including the Starbucks CPG business) that contributed $91 million to net revenues.
Operating Income

	Operating Income	Operating Income	2013 v. 2012	2012 v. 2011
	(in millions)		(percentage point)
Operating Income for the Years Ended December 29, 2012 and December 31, 2011	$2,670	$2,828
(Lower) / higher net pricing	(109)	526	(3.4)	18.7
Lower / (higher) product costs	72	(42)	2.3	(1.5)
Favorable / (unfavorable) volume/mix	40	(229)	1.2	(8.1)
Lower selling, general and administrative expenses	131	55	4.1	1.9
Lower / (higher) cost savings initiatives expenses	13	(303)	0.8	(10.5)
Impact of the 53rd week of shipments in 2011	—	(62)	—	(2.5)
Change in unrealized gains / (losses) on hedging activities	8	77	0.2	2.8
Change in market-based impacts to postemployment benefit plans	1,784	(153)	67.2	(5.4)
Other, net	(18)	(27)	(0.5)	(1.0)
Operating Income for the Years Ended December 28, 2013 and December 29, 2012	$4,591	$2,670	71.9%	(5.6)%
2013 compared with 2012:
Lower net pricing was due primarily to increased competitive activity in Beverages and Enhancers & Snack Nuts, partially offset by higher commodity cost-driven pricing in Meals & Desserts and Refrigerated Meals. Lower product costs reflected lower manufacturing costs driven by net productivity, partially offset by higher commodity costs (primarily dairy and meat products). Improved product mix drove favorable volume/mix, partially offset by lower volumes due to product line pruning.
Lower selling, general and administrative expenses reflected lower overhead costs driven by cost management efforts, partially offset by higher marketing spending and the costs of operating as an independent public company (which were not part of our cost profile in the first three quarters of 2012).
We incurred $290 million of costs related to our cost savings initiatives in 2013 compared to $303 million in 2012.
The change in unrealized gains / (losses) on hedging activities increased operating income by $8 million, as we recognized gains of $21 million in 2013 versus gains of $13 million in 2012.

The change in market-based impacts to postemployment benefit plans increased operating income by $1,784 million as we recorded income from market-based impacts to our postemployment benefit plans of $1,561 million in 2013 (which consisted of income of $1,635 million from changes in discount rates and excess asset returns, partially offset by expense of $74 million from changes in actuarial assumptions) compared to a net expense of $223 million in 2012 (which consisted of expense of $594 million from changes in actuarial assumptions, partially offset by excess asset returns of $371 million).
2012 compared with 2011:
Higher net pricing outpaced increased product costs during 2012. The increase in product costs was due to higher commodity costs, partially offset by lower manufacturing costs driven by net productivity. Unfavorable volume/mix reflected customer trade inventory reductions and the impact of higher pricing.
Total selling, general and administrative expenses decreased $55 million in 2012 from 2011, despite an increase in marketing spending. The 53rd week of shipments in 2011 had an unfavorable year-over-year impact on operating income of $62 million.
We recorded expenses related to our costs savings initiatives of $303 million in 2012, compared to none in 2011.
The change in unrealized gains/losses on hedging activities increased operating income by $77 million, as we recognized gains of $13 million in 2012, versus losses of $64 million in 2011.
The change in market-based impacts to postemployment benefit plans decreased operating income by $153 million, as we recorded a mark-to-market expense of $223 million in 2012 (which consists of expense of $594 million from changes in actuarial assumptions, partially offset by excess asset returns of $371 million), versus a mark-to-market expense of $70 million in 2011.
Included in other, net is the impact of divestitures (primarily the Starbucks CPG business cessation) which decreased operating income by $20 million.
Net Earnings and Diluted Earnings per Share
Net earnings increased 65.3% to $2,715 million in 2013 and decreased by 7.5% to $1,642 million in 2012. Diluted EPS was $4.51 in 2013, up $1.76 from $2.75 in 2012. Diluted EPS was down $0.25 in 2012 from $3.00 in 2011.

	Diluted EPS	Diluted EPS

Diluted EPS for the Years Ended December 29, 2012 and December 31, 2011	$2.75	$3.00
Increase in operations	0.14	0.33
Change in cost savings initiatives expenses	0.02	(0.32)
Impact of the 53rd week of shipments in 2011	—	(0.07)
Change in unrealized gains / (losses) on hedging activities	0.01	0.08
Change in market-based impacts to postemployment benefit plans	1.90	(0.15)
Higher interest and other expense, net	(0.27)	(0.27)
Royalty income from Mondelēz International	(0.04)	(0.01)
Changes in taxes	0.03	0.21
Other, net	(0.03)	(0.05)
Diluted EPS for the Years Ended December 28, 2013 and December 29, 2012	$4.51	$2.75
2013 compared with 2012:
In addition to the items impacting operating income, the increase in Diluted EPS in 2013 compared to 2012 was driven by the increase in interest and other expense, net. The increase in interest and other expense, net was due to the $6.0 billion debt issuance in June 2012, the $3.6 billion debt exchange in July 2012, and the $0.4 billion transfer of debt from Mondelēz International in October 2012. We incurred a full year of interest and other expense, net in 2013 compared to only a partial year in 2012 related to these debt instruments.

2012 compared with 2011:
In addition to the items impacting operating income, the decrease in Diluted EPS in 2012 compared to 2011 was driven by the increase in interest and other expense, net. The increase in interest and other expense, net was due to the $6.0 billion debt issuance in June 2012, the $3.6 billion debt exchange in July 2012, and the $0.4 billion transfer of debt from Mondelēz International in October 2012. As a result, we incurred a partial year of interest and other expense, net in 2012 related to these debt instruments compared to none in 2011.
Results of Operations by Reportable Segment
Effective July 1, 2013, we began managing and reporting operating results through six reportable segments: Beverages, Cheese, Refrigerated Meals, Meals & Desserts, Enhancers & Snack Nuts, and Canada. Our remaining businesses, including our Foodservice and Exports businesses, are aggregated and disclosed as “Other Businesses”. We reflect this reorganization for all the historical periods presented.
The following discussion compares our results of operations for each of our reportable segments for 2013 with 2012 and 2012 with 2011.

	For the Years Ended
	December 28, 2013	December 29, 2012	December 31, 2011
	(in millions)
Net revenues:
Beverages	$2,681	$2,718	$2,990
Cheese	3,925	3,829	3,788
Refrigerated Meals	3,334	3,280	3,313
Meals & Desserts	2,305	2,311	2,271
Enhancers & Snack Nuts	2,101	2,220	2,259
Canada	2,037	2,010	1,967
Other Businesses	1,835	1,903	1,988
Net revenues	$18,218	$18,271	$18,576

	For the Years Ended
	December 28, 2013	December 29, 2012	December 31, 2011
	(in millions)
Earnings before income taxes:
Operating income:
Beverages	$349	$260	$450
Cheese	634	618	629
Refrigerated Meals	329	379	319
Meals & Desserts	665	712	722
Enhancers & Snack Nuts	529	592	594
Canada	373	301	302
Other Businesses	227	180	182
Unrealized gains / (losses) on hedging activities	21	13	(64)
Certain postemployment benefit plan income / (costs)	1,622	(305)	(240)
General corporate expenses	(158)	(80)	(66)
Operating income	$4,591	$2,670	$2,828
Management uses segment operating income to evaluate segment performance and allocate resources. We believe it is appropriate to disclose this measure to help investors analyze segment performance and trends. Segment operating income excludes unrealized gains and losses on hedging activities, certain components of our postemployment benefit plans, and general corporate expenses (which are a component of selling, general and administrative expenses) for all periods presented.
We exclude the unrealized gains and losses on hedging activities (which are a component of cost of sales) from segment operating income in order to provide better transparency of our segment operating results. Once realized, the gains and losses on hedging activities are recorded within segment operating results.
We exclude certain components of our postemployment benefit plans (which are a component of cost of sales and selling, general and administrative expenses) from segment operating income because we centrally manage postemployment benefit plan funding decisions and the determination of discount rate, expected rate of return on plan assets, and other actuarial assumptions. We also manage market-based impacts to these benefit plans centrally. Therefore, we allocate only the service cost component of our pension plan expense to segment operating income.
Included within our segment results above are sales to Mondelēz International that totaled $147 million in 2013, $114 million in 2012, and $100 million in 2011. These sales are excluded from Organic Net Revenues.
Beverages

	For the Years Ended
	December 28, 2013	December 29, 2012	$ Change	% Change
	(in millions)
Net revenues	$2,681	$2,718	$(37)	(1.4)%
Organic Net Revenues(1)	2,681	2,718	(37)	(1.4)%
Segment operating income	349	260	89	34.2%

	For the Years Ended
	December 29, 2012	December 31, 2011	$ Change	% Change
	(in millions)
Net revenues	$2,718	$2,990	$(272)	(9.1)%
Organic Net Revenues(1)	2,718	2,866	(148)	(5.2)%
Segment operating income	260	450	(190)	(42.2)%

(1)	See the Non-GAAP Financial Measures section at the end of this item.
2013 compared with 2012:
Net revenues and Organic Net Revenues decreased 1.4%, due to lower net pricing (6.1 pp), partially offset by favorable volume/mix (4.7 pp). Lower net pricing was due primarily to lower commodity cost-driven pricing in coffee, increased promotions in ready-to-drink beverages, and increased competitive activity in liquid concentrates. Favorable volume/mix was driven primarily by growth in new on-demand coffee and liquid concentrate products as well as higher shipments of ready-to-drink beverages, partially offset by lower shipments of powdered beverages.
Segment operating income increased 34.2%, due to lower manufacturing costs driven by net productivity, favorable volume/mix, and lower overhead costs, partially offset by higher marketing spending on new products and unfavorable pricing net of commodity costs.
2012 compared with 2011:
Net revenues decreased 9.1%, which includes the impacts of the Starbucks CPG business cessation (2.7 pp) and the 53rd week of shipments in 2011 (1.2 pp). Organic Net Revenues declined 5.2%, due primarily to unfavorable volume/mix (5.5 pp, including a negative impact from customer trade inventory reductions). Unfavorable volume/mix was driven by lower shipments of ready-to-drink beverages, mainstream coffee, powdered beverages and Tassimo coffee, partially offset by favorable volume/mix from liquid concentrates, driven by new products, and the roll-out of Gevalia coffee.

Segment operating income decreased 42.2%, due primarily to costs incurred for the Restructuring Program, unfavorable volume/mix, unfavorable pricing net of commodity costs, and higher marketing spending. This was partially offset by lower overhead costs.
Cheese

	For the Years Ended
	December 28, 2013	December 29, 2012	$ Change	% Change
	(in millions)
Net revenues	$3,925	$3,829	$96	2.5%
Organic Net Revenues(1)	3,874	3,817	57	1.5%
Segment operating income	634	618	16	2.6%

	For the Years Ended
	December 29, 2012	December 31, 2011	$ Change	% Change
	(in millions)
Net revenues	$3,829	$3,788	$41	1.1%
Organic Net Revenues(1)	3,817	3,742	75	2.0%
Segment operating income	618	629	(11)	(1.7)%

(1)	See the Non-GAAP Financial Measures section at the end of this item.
2013 compared with 2012:
Net revenues increased 2.5%, which includes the impact of higher sales to Mondelēz International (1.0 pp). Organic Net Revenues increased 1.5%, driven primarily by favorable volume/mix (1.6 pp) as higher shipments of natural cheese and sandwich cheese were partially offset by lower shipments of snacking cheese, due in part to a voluntary string cheese recall.
Segment operating income increased 2.6% as lower marketing spending, lower overhead costs, favorable volume/mix, and lower manufacturing costs driven by net productivity were partially offset by unfavorable pricing net of commodity costs.
2012 compared with 2011:
Net revenues increased 1.1%, despite the impact of the 53rd week of shipments in 2011 (1.2 pp). Organic Net Revenues increased 2.0%, driven primarily by higher net pricing (2.4 pp) in the grated, specialty, recipe, and natural cheese categories.
Segment operating income decreased 1.7%, due primarily to costs incurred for the Restructuring Program and higher marketing spending, partially offset by higher net pricing and lower manufacturing costs driven by net productivity.

Refrigerated Meals

	For the Years Ended
	December 28, 2013	December 29, 2012	$ Change	% Change
	(in millions)
Net revenues	$3,334	$3,280	$54	1.6%
Organic Net Revenues(1)	3,334	3,280	54	1.6%
Segment operating income	329	379	(50)	(13.2)%
	For the Years Ended
	December 29, 2012	December 31, 2011	$ Change	% Change
	(in millions)
Net revenues	$3,280	$3,313	$(33)	(1.0)%
Organic Net Revenues(1)	3,280	3,270	10	0.3%
Segment operating income	379	319	60	18.8%

(1)	See the Non-GAAP Financial Measures section at the end of this item.
2013 compared with 2012:
Net revenues and Organic Net Revenues increased 1.6%, driven primarily by higher net pricing (1.9 pp), reflecting commodity cost-driven pricing actions in bacon. This increase was partially offset by unfavorable volume/mix in cold cuts and meat alternatives driven by lower shipments, offset by gains in lunch combinations.
Segment operating income decreased 13.2%, due primarily to unfavorable pricing net of commodity costs, as commodity cost increases were not fully reflected in our pricing, and higher marketing spending in lunch combinations and cold cuts. This decrease was partially offset by lower manufacturing costs driven by net productivity and lower overhead costs.
2012 compared with 2011:
Net revenues decreased 1.0%, which includes the impact of the 53rd week of shipments in 2011 (1.3 pp). Organic Net Revenues increased 0.3%, driven by higher net pricing (1.6 pp), partially offset by unfavorable volume/mix (1.3 pp, including a negative impact of approximately 0.7 pp due to product line pruning). Higher net pricing was due to commodity cost-driven pricing primarily related to lunch combinations and hot dogs. Unfavorable volume/mix was due primarily to product line pruning and lower shipments in hot dogs, partially offset by favorable mix in cold cuts.
Segment operating income increased 18.8%, driven primarily by lower manufacturing costs driven by net productivity and lower overhead costs, partially offset by costs incurred for the Restructuring Program.

Meals & Desserts

	For the Years Ended
	December 28, 2013	December 29, 2012	$ Change	% Change
	(in millions)
Net revenues	$2,305	$2,311	$(6)	(0.3)%
Organic Net Revenues(1)	2,305	2,311	(6)	(0.3)%
Segment operating income	665	712	(47)	(6.6)%
	For the Years Ended
	December 29, 2012	December 31, 2011	$ Change	% Change
	(in millions)
Net revenues	$2,311	$2,271	$40	1.8%
Organic Net Revenues(1)	2,311	2,242	69	3.1%
Segment operating income	712	722	(10)	(1.4)%

(1)	See the Non-GAAP Financial Measures section at the end of this item.
2013 compared with 2012:
Net revenues and Organic Net Revenues decreased 0.3%, due to unfavorable volume/mix (3.2 pp), partially offset by higher net pricing (2.9 pp). Unfavorable volume/mix was due primarily to lower shipments of ready-to-eat desserts. Higher net pricing was driven primarily by pricing actions in dinners.
Segment operating income decreased 6.6%, due primarily to higher marketing spending as well as unfavorable volume/mix. This decrease was partially offset by pricing actions in dinners and lower overhead costs.
2012 compared with 2011:
Net revenues increased 1.8%, despite the impact of the 53rd week of shipments in 2011 (1.3 pp). Organic Net Revenues increased 3.1%, driven by higher net pricing (1.6 pp) and favorable volume/mix (1.5 pp, including a favorable impact from customer trade inventory reductions). Higher net pricing was due primarily to pricing actions in dinners. Favorable volume/mix was driven by higher shipments in dinners due in part to new products, partially offset by lower shipments of ready-to-eat desserts.
Segment operating income decreased 1.4%, due primarily to costs incurred for the Restructuring Program, unfavorable volume/mix driven by ready-to-eat desserts, and unfavorable pricing net of commodity costs. This decrease was partially offset by lower overhead costs and lower manufacturing costs driven by net productivity.

Enhancers & Snack Nuts

	For the Years Ended
	December 28, 2013	December 29, 2012	$ Change	% Change
	(in millions)
Net revenues	$2,101	$2,220	$(119)	(5.4)%
Organic Net Revenues(1)	2,093	2,217	(124)	(5.6)%
Segment operating income	529	592	(63)	(10.6)%
	For the Years Ended
	December 29, 2012	December 31, 2011	$ Change	% Change
	(in millions)
Net revenues	$2,220	$2,259	$(39)	(1.7)%
Organic Net Revenues(1)	2,217	2,233	(16)	(0.7)%
Segment operating income	592	594	(2)	(0.3)%

(1)	See the Non-GAAP Financial Measures section at the end of this item.
2013 compared with 2012:
Net revenues decreased 5.4% and Organic Net Revenues decreased 5.6%, due to lower net pricing (3.3 pp) and unfavorable volume/mix (2.3 pp, including a negative impact of approximately 0.8 pp due to product line pruning in snack bars). Lower net pricing was due primarily to increased competitive activity in spoonable and pourable dressings and commodity cost-driven pricing in snack nuts. Unfavorable volume/mix was due primarily to lower shipments of pourable and spoonable dressings, partially offset by higher shipments of snack nuts.
Segment operating income decreased 10.6%, due to increased competitive spending in spoonable and pourable salad dressings, unfavorable pricing net of commodity costs in snack nuts, higher marketing spending in snack nuts, spoonable dressings, and pourable dressings, and unfavorable volume/mix. This decrease was partially offset by lower overhead costs and lower manufacturing costs driven by net productivity.
2012 compared with 2011:
Net revenues decreased 1.7%, which includes the impact of the 53rd week of shipments in 2011 (1.1 pp). Organic Net Revenues decreased 0.7%, due to unfavorable volume/mix (9.4 pp, including negative impacts from customer trade inventory reductions and approximately 0.8 pp due from product line pruning), partially offset by higher net pricing (8.7 pp). Unfavorable volume/mix was due primarily to lower shipments in snack nuts, spoonable dressings, and pourable dressings. Higher net pricing was due primarily to commodity cost-driven pricing actions in snack nuts, pourable dressings and spoonable dressings.
Segment operating income decreased 0.3%, due primarily to unfavorable volume/mix and costs incurred for the Restructuring Program, partially offset by favorable pricing net of commodity costs and lower overhead costs.

Canada

	For the Years Ended
	December 28, 2013	December 29, 2012	$ Change	% Change
	(in millions)
Net revenues	$2,037	$2,010	$27	1.3%
Organic Net Revenues(1)	2,086	2,006	80	4.0%
Segment operating income	373	301	72	23.9%
	For the Years Ended
	December 29, 2012	December 31, 2011	$ Change	% Change
	(in millions)
Net revenues	$2,010	$1,967	$43	2.2%
Organic Net Revenues(1)	2,024	1,939	85	4.4%
Segment operating income	301	302	(1)	(0.3)%

(1)	See the Non-GAAP Financial Measures section at the end of this item.
2013 compared with 2012:
Net revenues increased 1.3%, including the impacts of unfavorable foreign currency (3.3 pp) and higher sales to Mondelēz International (0.6 pp). Organic Net Revenues increased 4.0%, driven by favorable volume/mix (5.3 pp), partially offset by lower net pricing (1.3 pp). Favorable volume/mix was driven by higher shipments of peanut butter and natural cheese as well as favorable mix from coffee. Lower net pricing was due primarily to commodity cost-driven pricing in peanut butter.
Segment operating income increased 23.9%, driven primarily by favorable volume/mix and lower overhead costs, partially offset by investments in higher marketing spending driving volume/mix growth.
2012 compared with 2011:
Net revenues increased 2.2%, despite the impacts of the 53rd week of shipments in 2011 (1.2 pp) and unfavorable foreign currency (1.0 pp). Organic Net Revenues increased 4.4%, driven primarily by higher net pricing (4.3 pp), reflecting commodity cost-driven pricing in peanut butter.
Segment operating income was flat, as higher marketing spending, costs incurred for the Restructuring Program, and the impact of the 53rd week of shipments in 2011, was offset by favorable pricing net of commodity costs.

Other Businesses

	For the Years Ended
	December 28, 2013	December 29, 2012	$ Change	% Change
	(in millions)
Net revenues	$1,835	$1,903	$(68)	(3.6)%
Organic Net Revenues(1)	1,771	1,808	(37)	(2.0)%
Segment operating income	227	180	47	26.1%
	For the Years Ended
	December 29, 2012	December 31, 2011	$ Change	% Change
	(in millions)
Net revenues	$1,903	$1,988	$(85)	(4.3)%
Organic Net Revenues(1)	1,811	1,868	(57)	(3.1)%
Segment operating income	180	182	(2)	(1.1)%

(1)	See the Non-GAAP Financial Measures section at the end of this item.
2013 compared with 2012:
Net revenues decreased 3.6%, which includes the impacts of lower sales to Mondelēz International (1.1 pp) and unfavorable foreign currency (0.5 pp). Organic Net Revenues decreased 2.0%, due to unfavorable volume/mix (3.5 pp, including a negative impact of approximately 6.2 pp from product line pruning), partially offset by higher net pricing (1.5 pp). Unfavorable volume/mix was due primarily to Foodservice product line pruning, partially offset by higher shipments in other international businesses. Higher net pricing was driven primarily by commodity cost- driven pricing in Foodservice.
Segment operating income increased 26.1%, driven primarily by favorable pricing net of commodity costs, lower manufacturing costs driven by net productivity, lower marketing spending, and favorable volume/mix due to growth in other international businesses.
2012 compared with 2011:
Net revenues decreased 4.3%, which includes the impact of the 53rd week of shipments in 2011 (1.0 pp). Organic Net Revenues decreased 3.1%, due primarily to unfavorable volume/mix (6.3 pp, including a negative impact of approximately 4.4 pp from product line pruning), partially offset by higher net pricing (3.2 pp). Unfavorable volume/mix was due primarily to Foodservice product line pruning. Higher net pricing was driven primarily by commodity cost-driven pricing in Foodservice and other international businesses.
Segment operating income decreased 1.1%, due primarily to unfavorable volume/mix, costs incurred for the Restructuring Program, and higher manufacturing costs despite net productivity, partially offset by favorable net pricing.
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
Prior to the Spin-Off on October 1, 2012, our financial statements were prepared on a stand-alone basis and were derived from the consolidated financial statements and accounting records of Mondelēz International. Our financial statements included certain expenses of Mondelēz International that were allocated to us for certain functions, including general corporate expenses related to finance, legal, information technology, human resources, compliance, shared services, insurance, employee benefits and incentives, and stock-based compensation. These expenses were allocated in our historical results of operations on the basis of direct usage when identifiable, with the remainder allocated on the basis of revenue, operating income, or headcount. We consider the expense allocation methodology and results to be reasonable for all periods presented. However, these allocations were not necessarily indicative of the actual expenses we would have incurred as an independent public company or of the costs we will incur in the future, and may differ substantially from the allocations we agreed to in the various separation agreements.
Prior to the Spin-Off, our period-end date was the last day of the calendar year. However, for reporting purposes, we have changed our period-end date to the last Saturday of the fiscal year, which aligns with the financial close dates of our operating segments. As the effect to prior period results was not material, we have not revised prior period results. Because our operating segments reported results on the last Saturday of the year and December 31, 2011 fell on a Saturday, our 2011 results included an extra week (“53rd week”) of operating results than in 2013 or 2012 which had 52 weeks.
Long-Lived Assets:
We review long-lived assets for impairment when conditions exist that indicate the carrying amount of the assets may not be fully recoverable. Such conditions include significant adverse changes in the business climate, current period operating or cash flow losses, significant declines in forecasted operations or a current expectation that an asset group will be disposed of before the end of its useful life. We perform undiscounted operating cash flow analyses to determine if an impairment exists. When testing for impairment of assets held for use, we group assets and liabilities at the lowest level for which cash flows are separately identifiable. If we determine an impairment exists, we calculate the loss based on estimated fair value. Impairment losses on assets to be disposed of, if any, are based on the estimated proceeds to be received, less costs of disposal.
Goodwill and Intangible Assets:
We test goodwill and indefinite-lived intangible assets for impairment at least once a year in the fourth quarter or when a triggering event occurs. The first step of the goodwill impairment test compares the reporting unit’s estimated fair value with its carrying value. We estimate a reporting unit’s fair value using planned growth rates, market-based discount rates, estimates of residual value, and estimates of market multiples. If the carrying value of a reporting unit’s net assets exceeds its fair value, the second step is applied to measure the difference between the carrying value and implied fair value of goodwill. If the carrying value of goodwill exceeds its implied fair value, the goodwill is considered impaired and reduced to its implied fair value.
We test indefinite-lived intangible assets for impairment by comparing the fair value of each intangible asset with its carrying value. We determine fair value of non-amortizing intangible assets using planned growth rates, market-based discount rates, and estimates of royalty rates. If the carrying value exceeds fair value, the intangible asset is considered impaired and is reduced to fair value.
There were no impairments of goodwill or indefinite-lived intangible assets in 2013, 2012, or 2011. During our 2013 intangible asset impairment review, we noted that a $261 million trademark within our Enhancers business had an excess fair value over its carrying value of 12%. While this trademark passed the first step of the impairment test, if its forecasted operating income were to decline significantly, it could adversely affect the estimated fair value of the trademark, leading to a potential impairment of a portion of the trademark in the future.
Estimating the fair value of individual reporting units or intangible assets requires us to make assumptions and estimates regarding our future plans, as well as industry and economic conditions. These assumptions and estimates include projected revenues and income, interest rates, cost of capital, royalty rates, and tax rates. Many of the factors used in assessing fair value are outside the control of management and it is reasonably likely that assumptions and estimates will change in future periods. These changes could result in future impairments.
Insurance and Self-Insurance:
We use a combination of insurance for catastrophic events and self-insurance for a number of risks, including workers' compensation, general liability, automobile liability, product liability, and our obligation for employee health care benefits. We estimate the liabilities associated with these risks by considering historical claims experience and other actuarial assumptions. Accordingly, it is reasonably likely that these assumptions and estimates may change and these changes may impact our future financial condition or results of operations.

Revenue Recognition:
We recognize revenues when title and risk of loss pass to customers. We record revenues net of consumer incentives and trade promotions and include all shipping and handling charges billed to customers. We also record provisions for estimated product returns and customer allowances as reductions to revenues within the same period that the revenue is recognized. We base these estimates principally on historical and current period experience, however it is reasonably likely that actual experience will vary from the estimates we have made. Shipping and handling costs related to product returns are included in cost of sales and were not material in 2013, 2012 or 2011.
Marketing and Research and Development:
We promote our products with advertising, consumer incentives, and trade promotions. Consumer incentives and trade promotions include, but are not limited to, discounts, coupons, rebates, in-store display incentives, and volume-based incentives. Consumer incentive and trade promotion activities are recorded as a reduction to revenues based on amounts estimated as being due to customers and consumers at the end of a period. We base these estimates principally on historical utilization and redemption rates. For interim reporting purposes, we charge advertising and consumer incentive expenses to operations as a percentage of volume, based on estimated volume and related expense for the full year. We review and adjust these estimates each quarter based on actual experience and other information. We do not defer these costs on our year-end consolidated balance sheet and all marketing costs are recorded as an expense in the year incurred. Advertising expense was $747 million in 2013, $640 million in 2012, and $535 million in 2011. We record marketing expense in selling, general and administrative expense, except for consumer incentives and trade promotions, which are recorded in net revenues.
We expense costs as incurred for product research and development. Research and development expense was $118 million (including a benefit from market-based impacts related to our postemployment benefit plans of $55 million) in 2013, $178 million (including expense from market-based impacts related to our postemployment benefit plans of $6 million) in 2012, and $198 million in 2011. Market-based impacts related to our postemployment benefit plans recorded in research and development were insignificant in the year ended December 31, 2011. We record research and development expenses within selling, general and administrative expenses.
Environmental Costs:
We are subject to various laws and regulations in the United States and Canada relating to the protection of the environment. We accrue for environmental remediation obligations on an undiscounted basis when amounts are probable and can be reasonably estimated. The accruals are adjusted based on new information or as circumstances change. We record recoveries of environmental remediation costs from third parties as assets when we believe these amounts are receivable. As of December 28, 2013, we were involved in 60 active proceedings in the United States under CERCLA (and other similar state actions and legislation) related to our current operations and certain closed, inactive or divested operations for which we retain liability.
As of December 28, 2013, we had accrued an amount we deemed appropriate for environmental remediation. Based on information currently available, we believe that the ultimate resolution of existing environmental remediation actions and our compliance in general with environmental laws and regulations will not have a material effect on our financial condition or results from operations. However, we cannot quantify with certainty the potential impact of future compliance efforts and environmental remediation actions.
Postemployment Benefit Plans:
We provide a range of benefits to our employees and retirees. These include pension benefits, postretirement health care benefits, and other postemployment benefits, consisting primarily of severance. We recognize net actuarial gains or losses and changes in the fair value of plan assets immediately upon remeasurement, which is at least annually. The calculations of the amounts recorded require the use of various actuarial assumptions, such as discount rates, assumed rates of return on plan assets, compensation increases, and turnover rates. We review our actuarial assumptions on an annual basis and make modifications to the assumptions based on current rates and trends when appropriate. We believe that the assumptions used in recording our pension, postretirement, and other postemployment benefit plan obligations are reasonable based on our experience and advice from our actuaries. See Note 9, Postemployment Benefit Plans, to the consolidated financial statements for a discussion of the assumptions used.

We recorded the following amounts in earnings for our postemployment benefit plans during the years ended December 28, 2013, December 29, 2012, and December 31, 2011:

	December 28, 2013	December 29, 2012	December 31, 2011
	(in millions)
U.S. pension plan benefit	$(951)	$(43)	$—
Non-U.S. pension plan (benefit) / cost	(117)	29	82
Postretirement health care (benefit) / cost	(219)	221	—
Other postemployment benefit plan cost	1	7	42
Employee savings plan cost	61	12	—
Multiemployer pension plan contributions	2	1	—
Multiemployer medical plan contributions	27	5	—
Net (benefit) / expense for employee benefit plans	$(1,196)	$232	$124
The $1.4 billion change in the 2013 net benefit for postemployment benefit plans was due primarily to the remeasurements of all plans in 2013, which resulted in an aggregate benefit from market-based impacts of $1.6 billion, primarily driven by an 80 basis point weighted average increase in the discount rate for our pension and postretirement plans and excess asset returns in our pension plans. The cost increase in 2012 compared to 2011 primarily related to the transfer of pension and postretirement benefit plans from Mondelēz International as a result of the Spin-Off. The annual remeasurement resulted in expense from market-based impacts of $223 million as of December 29, 2012 and $70 million as of December 31, 2011.
In order to align cash flows with expenses and reduce volatility, we have executed a level funding strategy. For our U.S. qualified pension plans, in 2014, we currently are only required to make a nominal cash contribution under the Pension Protection Act of 2006. In 2013, we contributed $435 million to our U.S. pension plans and $176 million to our non-U.S. pension plans. Of the total 2013 pension contributions, approximately $518 million was voluntary. We make contributions to our U.S. and non-U.S. pension plans, primarily, to the extent that they are tax deductible. In addition, employees contributed $5 million to our non-U.S. plans.
For our postretirement plans, our 2014 health care cost trend rate assumption will be 7.28%. We established this rate based upon our most recent experience as well as our expectation for health care trend rates going forward. We anticipate that our health care cost trend rate assumption will be 5.03% by 2023. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects as of December 28, 2013:

	One-Percentage-Point
	Increase	Decrease
	(in millions)
Effect on annual service and interest cost	$21	$(17)
Effect on postretirement benefit obligation	340	(284)
Our 2014 discount rate assumption is 4.69% for our postretirement plans. Our 2014 discount rate is 4.94% for our U.S. pension plans and 4.56% for our non-U.S. pension plans. We model these discount rates using a portfolio of high quality, fixed-income debt instruments with durations that match the expected future cash flows of the benefit obligations. Changes in our discount rates were primarily the result of changes in bond yields year-over-year.
Our 2014 expected rate of return on plan assets is 5.75% for our U.S. pension plans and 5.00% for our non-U.S. pension plans. We determine our expected rate of return on plan assets from the plan assets’ historical long-term investment performance, current and future asset allocation, and estimates of future long-term returns by asset class. We attempt to maintain our target asset allocation by rebalancing between asset classes as we make contributions and monthly benefit payments.

While we do not anticipate further changes in the 2014 assumptions for our U.S. and non-U.S. pension and postretirement health care plans, as a sensitivity measure, a fifty-basis point change in our discount rate or a fifty-basis point change in the actual rate of return on plan assets would have the following effects, increase / (decrease) in cost, as of December 28, 2013:

	U.S. Plans		Non-US. Plans
	Fifty-Basis-Point		Fifty-Basis-Point
	Increase	Decrease	Increase	Decrease
	(in millions)
Effect of change in discount rate on pension costs	$(393)	$439	$(84)	$91
Effect of change in actual rate of return on plan assets on pension costs	(28)	28	(6)	6
Effect of change in discount rate on postretirement health care costs	(166)	183	(10)	12
Prior to the Spin-Off, Mondelēz International provided defined benefit pension, postretirement health care, defined contribution, and multiemployer pension and medical benefits to our eligible employees and retirees. Our consolidated statements of earnings for the years ended December 29, 2012 and December 31, 2011 included expense allocations for these benefits through September 30, 2012, which were determined based on a review of personnel by business unit and based on allocations of corporate or other shared functional personnel. We consider the expense allocation methodology and results to be reasonable for all periods presented.
Total Mondelēz International benefit plan costs allocated to us in the first nine months of 2012 prior to the Spin-Off and in the full year 2011 were as follows:

	Allocated from Mondelēz International Plans
	2012	2011
	(in millions)
Pension plan cost	$283	$261
Postretirement health care cost	142	160
Employee savings plan cost	49	54
Multiemployer pension plan cost	2	2
Multiemployer medical plan cost	15	20
Net expense for employee benefit plans	$491	$497
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
Income Taxes:
We recognize income taxes based on amounts refundable or payable for the current year and record deferred tax assets or liabilities for any difference between U.S. GAAP accounting and tax reporting.  We also recognize deferred tax assets for temporary differences, operating loss carryforwards, and tax credit carryforwards.  Inherent in determining our annual tax rate are judgments regarding business plans, planning opportunities and expectations about future outcomes. Realization of certain deferred tax assets, primarily net operating loss and other carryforwards, is dependent upon generating sufficient taxable income in the appropriate jurisdiction prior to the expiration of the carryforward periods.  See Note 12, Income Taxes, for additional information.
We apply a more-likely-than-not threshold to the recognition and derecognition of uncertain tax positions. Accordingly, we recognize the amount of tax benefit that has a greater than 50 percent likelihood of being ultimately realized upon settlement. Future changes in judgment related to the expected ultimate resolution of uncertain tax positions will affect earnings in the quarter of such change.
New Accounting Guidance
See Note 1, Summary of Significant Accounting Policies, for a discussion of new accounting guidance.

Contingencies
See Note 11, Commitments and Contingencies, to the consolidated financial statements for a discussion of contingencies.
Commodity Trends
We purchase large quantities of commodities, including dairy products, coffee beans, meat products, wheat, corn products, soybean and vegetable oils, nuts, and sugar and other sweeteners. In addition, we use significant quantities of resins and cardboard to package our products and natural gas to operate our facilities. We continuously monitor worldwide supply and cost trends of these commodities.
During 2013, our aggregate commodity costs increased over the prior year period, primarily as a result of higher costs of dairy, meat products, packaging materials and flour and grain costs, partially offset by lower coffee, nuts, sugar and soy bean and vegetable oil costs. Our commodity costs increased approximately $119 million in 2013 and $248 million in 2012 compared to the prior year.
Despite higher commodity costs, our total product costs decreased in 2013 compared to the comparable prior year period driven by net productivity.
Liquidity and Capital Resources
We believe that cash generated from our operating activities, our $3.0 billion revolving credit facility, and our commercial paper program will provide sufficient liquidity to meet our working capital needs, expected cost savings initiatives expenditures, planned capital expenditures, planned contributions to our postemployment benefit plans, future contractual obligations, and payment of our anticipated quarterly dividends. We will use our cash on hand and our commercial paper program for daily funding requirements. Overall, we do not expect any negative effects on our funding sources that would have a material effect on our short-term or long-term liquidity.
Net Cash Provided by Operating Activities:
Operating activities provided net cash of $2.0 billion in 2013, $3.0 billion in 2012, and $2.7 billion in 2011. The decrease in cash provided by operating cash flows in 2013 primarily related to a $569 million increase in pension contributions, a $139 million increase in postretirement health care payments and higher cash paid for taxes and interest. The increase in operating cash flows in 2012 was primarily related to earnings, partially offset by higher interest payments on our long-term debt.
Net Cash Used in Investing Activities:
Net cash used in investing activities was $426 million in 2013, $422 million in 2012, and $401 million in 2011. An increase in capital expenditures in 2013 was offset by an increase in proceeds from the sale of property, plant and equipment. The increase in cash used in investing activities in 2012 primarily related to increased capital expenditures partially offset by proceeds from the sale of property, plant and equipment.

Capital expenditures were $557 million in 2013, $440 million in 2012, and $401 million in 2011. The increase in capital expenditures includes those required for our cost savings initiatives and additional investments in our business to modernize manufacturing facilities and support new product and productivity initiatives. We expect 2014 capital expenditures to be approximately $560 million, including capital expenditures required for our cost savings initiatives. We expect to fund these expenditures with cash from operations.
Net Cash Used in Financing Activities:
Net cash used in financing activities was $1.2 billion in 2013, $1.4 billion in 2012, and $2.3 billion in 2011. We paid dividends of $1.2 billion in 2013. The net cash used in 2012 primarily related to $7.2 billion of net transfers to Mondelēz International partially offset by the net proceeds we received from our $6.0 billion debt issuance. The net cash used in financing activities in 2011 primarily related to net transfers to Mondelēz International.
Borrowing Arrangements:
On May 18, 2012, we entered into a $3.0 billion five-year senior unsecured revolving credit facility that expires on May 17, 2017. All committed borrowings under the facility bear interest at a variable annual rate based on the London Inter-Bank Offered Rate or a defined base rate, at our election, plus an applicable margin based on the ratings of our long-term senior unsecured indebtedness. The revolving credit agreement requires us to maintain a minimum total shareholders’ equity (excluding accumulated other comprehensive income or losses and any income or losses recognized in connection with “mark-to-market” accounting in respect of pension and other retirement plans) of at least $2.4 billion. At December 28, 2013, we were compliant. The revolving credit agreement also contains customary representations, covenants, and events of default. We intend to use the proceeds from this facility, if any, for general corporate purposes. As of December 28, 2013, no amounts were drawn on this credit facility.
Long-Term Debt:
On June 4, 2012, we issued $6.0 billion of senior unsecured notes at a weighted average effective rate of 3.938% and transferred the net proceeds of $5.9 billion to Mondelēz International. We also recorded approximately $260 million of deferred financing costs, including losses on hedging activities in advance of the debt issuance, which will be recognized in interest expense over the life of the notes. The general terms of the notes are:

•	$1 billion of notes due June 4, 2015 at a fixed, annual interest rate of 1.625%, paid semiannually.

•	$1 billion of notes due June 5, 2017 at a fixed, annual interest rate of 2.250%, paid semiannually.

•	$2 billion of notes due June 6, 2022 at a fixed, annual interest rate of 3.500%, paid semiannually.

•	$2 billion of notes due June 4, 2042 at a fixed, annual interest rate of 5.000%, paid semiannually.
On July 18, 2012, Mondelēz International completed a debt exchange in which $3.6 billion of Mondelēz International debt was exchanged for our debt as part of the Spin-Off capitalization plan. No cash was generated from the exchange. The general terms of the unsecured notes we received in connection with this exchange are:

•	$1,035 million of notes due August 23, 2018 at a fixed, annual interest rate of 6.125%, paid semiannually.

•	$900 million of notes due February 10, 2020 at a fixed, annual interest rate of 5.375%, paid semiannually.

•	$878 million of notes due January 26, 2039 at a fixed, annual interest rate of 6.875%, paid semiannually.

•	$787 million of notes due February 9, 2040 at a fixed, annual interest rate of 6.500%, paid semiannually.
On October 1, 2012, Mondelēz International transferred approximately $400 million of Mondelēz International's 7.550% senior unsecured notes maturing on June 15, 2015 to us in connection with the Spin-Off capitalization plan.
Total Debt:
Our total debt was $10.0 billion at December 28, 2013 and December 29, 2012. The weighted average remaining term of our debt was 13.3 years at December 28, 2013. Our long-term debt contains customary representations, covenants, and events of default. We were in compliance with all covenants as of December 28, 2013.
Off-Balance Sheet Arrangements and Aggregate Contractual Obligations
We have no material off-balance sheet arrangements other than the guarantees and contractual obligations that are discussed below.
As discussed in Note 11, Commitments and Contingencies, to the consolidated financial statements, we have third-party guarantees primarily covering long-term obligations related to leased properties. The carrying amount of our third-party guarantees on our consolidated balance sheet was $24 million at December 28, 2013 and $22 million at December 29, 2012. The maximum potential payment under these guarantees was $53 million at December 28, 2013 and $64 million at December 29, 2012. Substantially all of these guarantees expire at various times through 2027.
In addition, we were contingently liable for guarantees related to our own performance totaling $86 million at December 28, 2013 and $74 million at December 29, 2012. These include letters of credit related to dairy commodity purchases and other letters of credit.
Guarantees do not have, and we do not expect them to have, a material effect on our liquidity.

Aggregate Contractual Obligations:
The following table summarizes our contractual obligations at December 28, 2013.

	Payments Due
	Total	2014	2015-16	2017-18	2019 and Thereafter
	(in millions)
Long-term debt (1)	$10,000	$—	$1,400	$2,035	$6,565
Interest expense (2)	7,120	462	855	798	5,005
Capital leases (3)	40	6	11	8	15
Operating leases (4)	496	109	156	105	126
Purchase obligations: (5)
Inventory and production costs	3,144	2,748	390	3	3
Other	435	162	194	53	26
	3,579	2,910	584	56	29
Pension contributions (6)	1,000	200	400	400	—
Other long-term liabilities (7)	1,988	202	407	400	979
Total	$24,223	$3,889	$3,813	$3,802	$12,719

(1)	Amounts represent the expected cash payments of our long-term debt and do not include unamortized bond premiums or discounts.

(2)	Amounts represent the expected cash payments of our interest expense on our long-term debt.

(3)
Amounts represent the expected cash payments of our capital leases, including the expected cash payments of interest expense of approximately $9 million on our capital leases. These amounts exclude a build-to-suit lease on a facility we expect to be completed in early 2015. Under this agreement, we have committed to pay approximately $70 million over a 21-year lease term.

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

(6)
In order to align cash flows with expenses and reduce volatility, we have executed a level funding strategy. Based on our level funding strategy, we estimate that 2014 pension contributions would be approximately $200 million annually and for the next four years thereafter. We cannot reasonably estimate our contributions to our pension plans beyond 2018.

(7)
Other long-term liabilities primarily consist of estimated future benefit payments for our postretirement health care plans through 2023 of approximately $1,981 million. We are unable to reliably estimate the timing of the payments beyond 2023; as such, they are excluded from the above table. In addition, the following long-term liabilities included on the consolidated balance sheet are excluded from the table above: income taxes, insurance accruals, and other accruals. We are unable to reliably estimate the timing of the payments for these items. As of December 28, 2013, our total liability for income taxes, net of uncertain tax positions and associated accrued interest and penalties, was $282 million. We currently estimate paying up to approximately $98 million in the next 12 months related to our income tax obligations as of December 28, 2013.

Equity and Dividends
On December 17, 2013, our Board of Directors authorized a $3.0 billion share repurchase program with no expiration date. Under the share repurchase program, we are authorized to repurchase shares of our common stock in the open market or in privately negotiated transactions.  The timing and amount of share repurchases are subject to management evaluation of market conditions, applicable legal requirements, and other factors. We are not obligated to repurchase any of our common stock and may suspend the program at our discretion. As of December 28, 2013, no shares have been repurchased under this program.
See Note 8, Stock Plans, to the consolidated financial statements for a discussion of our share-based equity programs.

Dividends:
We paid dividends of $1,207 million in 2013. On December 17, 2013, our Board of Directors declared a $0.525 per common share dividend, which was paid on January 17, 2014. In connection with this dividend, we recorded $313 million of dividends payable as of December 28, 2013. No dividends were paid in 2012 or 2011. The present annualized dividend rate is $2.10 per common share. The declaration of dividends is subject to the discretion of our Board of Directors and depends on various factors, including our net earnings, financial condition, cash requirements, future prospects, and other factors that our Board of Directors deems relevant to its analysis and decision making.
Non-GAAP Financial Measures
To supplement our financial statements presented in accordance with U.S. GAAP, we present Organic Net Revenues, which is considered a non-GAAP financial measure. We define Organic Net Revenues as net revenues excluding the impact of transactions with Mondelēz International, acquisitions, divestitures (including the termination of a full line of business due to the loss of a licensing or distribution arrangement, and the complete exit of business out of a foreign country), currency and the 53rd week of shipments in 2011. We calculate the impact of currency on net revenues by holding exchange rates constant at the previous year's exchange rate. We believe that presenting Organic Net Revenues is useful because it (i) provides both management and investors more meaningful information regarding financial performance by excluding certain items, (ii) permits investors to view our performance using the same tools that management uses to budget, make operating and strategic decisions, and evaluate our historical performance, and (iii) otherwise provides information that may be useful to investors in evaluating Kraft.
We believe that the presentation of Organic Net Revenues, when considered together with the corresponding GAAP financial measure and the reconciliation to that measure, provides investors with a more clear understanding of the factors and trends affecting our business than could be obtained absent these disclosures. Non-GAAP financial measures should be viewed in addition to, and not as an alternative for, our results prepared in accordance with GAAP. In addition, the non-GAAP measures we use may differ from non-GAAP measures used by other companies, and other companies may not define the non-GAAP measures we use in the same way. A reconciliation of Organic Net Revenues to net revenues is set forth below.

	2013 Compared to 2012
	Net Revenues	Impact of Currency	Sales to Mondelēz International	Organic Net Revenues
	(in millions)
Year Ended December 28, 2013
Beverages	$2,681	$—	$—	$2,681
Cheese	3,925	—	(51)	3,874
Refrigerated Meals	3,334	—	—	3,334
Meals & Desserts	2,305	—	—	2,305
Enhancers & Snack Nuts	2,101	—	(8)	2,093
Canada	2,037	65	(16)	2,086
Other Businesses	1,835	8	(72)	1,771
Total	$18,218	$73	$(147)	$18,144
Year Ended December 29, 2012
Beverages	$2,718	$—	$—	$2,718
Cheese	3,829	—	(12)	3,817
Refrigerated Meals	3,280	—	—	3,280
Meals & Desserts	2,311	—	—	2,311
Enhancers & Snack Nuts	2,220	—	(3)	2,217
Canada	2,010	—	(4)	2,006
Other Businesses	1,903	—	(95)	1,808
Total	$18,271	$—	$(114)	$18,157

	2012 Compared to 2011
	Net Revenues	Impact of Currency	Sales to Mondelēz International	Impact of Divestitures	Impact of 53rd Week of Shipments in 2011	Organic Net Revenues
	(in millions)
Year Ended December 29, 2012
Beverages	$2,718	$—	$—	$—	$—	$2,718
Cheese	3,829	—	(12)	—	—	3,817
Refrigerated Meals	3,280	—	—	—	—	3,280
Meals & Desserts	2,311	—	—	—	—	2,311
Enhancers & Snack Nuts	2,220	—	(3)	—	—	2,217
Canada	2,010	18	(4)	—	—	2,024
Other Businesses	1,903	3	(95)	—	—	1,811
Total	$18,271	$21	$(114)	$—	$—	$18,178
Year Ended December 31, 2011
Beverages	$2,990	$—	$—	$(87)	$(37)	$2,866
Cheese	3,788	—	—	—	(46)	3,742
Refrigerated Meals	3,313	—	—	—	(43)	3,270
Meals & Desserts	2,271	—	—	—	(29)	2,242
Enhancers & Snack Nuts	2,259	—	—	—	(26)	2,233
Canada	1,967	—	—	(4)	(24)	1,939
Other Businesses	1,988	—	(100)	—	(20)	1,868
Total	$18,576	$—	$(100)	$(91)	$(225)	$18,160

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.
As we operate primarily in North America but source our commodities from global markets and periodically enter into financing or other arrangements abroad, we use financial instruments to manage our primary market risk exposures, which are commodity price, foreign currency exchange rate, and interest rate risks. We monitor and manage these exposures as part of our overall risk management program. Our risk management program focuses on the unpredictability of financial markets and seeks to reduce the potentially adverse effects that the volatility of these markets may have on our operating results. We maintain commodity price, foreign currency, and interest rate risk management policies that principally use derivative instruments to reduce significant, unanticipated earnings fluctuations that may arise from volatility in commodity prices, foreign currency exchange rates, and interest rates. We also sell commodity futures to unprice future purchase commitments, and we occasionally use related futures to cross-hedge a commodity exposure. We are not a party to leveraged derivatives and, by policy, do not use financial instruments for speculative purposes. Refer to Note 1, Summary of Significant Accounting Policies, and Note 10, Financial Instruments, to the consolidated financial statements for further details of our commodity price, foreign currency, and interest rate risk management policies and the types of derivative instruments we use to hedge those exposures.
Value at Risk:
We use a value at risk (“VAR”) computation to estimate: 1) the potential one-day loss in pre-tax earnings of our commodity price and foreign currency-sensitive derivative financial instruments; and 2) the potential one-day loss in the fair value of our interest rate-sensitive financial instruments. We included our debt, commodity futures, forwards and options, foreign currency forwards, and interest rate swaps in our VAR computation. Excluded from the computation were anticipated transactions and foreign currency trade payables and receivables which the financial instruments are intended to hedge.
We made the VAR estimates assuming normal market conditions, using a 95% confidence interval. We used a “variance / co-variance” model to determine the observed interrelationships between movements in interest rates and various currencies. These interrelationships were determined by observing interest rate and forward currency rate movements over the prior quarter for the calculation of VAR amounts at December 28, 2013 and December 29, 2012, and over each of the four prior quarters for the calculation of average VAR amounts during each year. The values of commodity options do not change on a one-to-one basis with the underlying currency or commodity, and were valued accordingly in the VAR computation.
As of December 28, 2013, the estimated potential one-day loss in pre-tax earnings from our commodity and foreign currency instruments and the estimated potential one-day loss in fair value of our interest rate-sensitive instruments, as calculated in the VAR model, were (in millions):

	Pre-Tax Earnings Impact				Fair Value Impact
	At 12/28/13	Average	High	Low	At 12/28/13	Average	High	Low
Instruments sensitive to:
Foreign currency rates	$2	$2	$2	$2
Commodity prices	7	7	8	7
Interest rates					$32	$46	$71	$32
	Pre-Tax Earnings Impact				Fair Value Impact
	At 12/29/12	Average	High	Low	At 12/29/12	Average	High	Low
Instruments sensitive to:
Foreign currency rates	$2	$2	$3	$1
Commodity prices	6	13	18	6
Interest rates					$59	$42	$59	$14
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

Item 8. Financial Statements and Supplementary Data.
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Kraft Foods Group, Inc.:
In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a) present fairly, in all material respects, the financial position of Kraft Foods Group, Inc. and its subsidiaries at December 28, 2013 and December 29, 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 28, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 28, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the Report of Management on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our audits (which were integrated audits in 2013 and 2012). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
/s/ PRICEWATERHOUSECOOPERS LLP
Chicago, Illinois
February 21, 2014

Kraft Foods Group, Inc.
Consolidated Statements of Earnings
(in millions of U.S. dollars, except per share data)

	For the Years Ended
	December 28, 2013	December 29, 2012	December 31, 2011
Net revenues	$18,218	$18,271	$18,576
Cost of sales	11,395	12,499	12,813
Gross profit	6,823	5,772	5,763
Selling, general and administrative expenses	2,124	2,961	2,937
Asset impairment and exit costs	108	141	(2)
Operating income	4,591	2,670	2,828
Interest and other expense, net	(501)	(258)	(7)
Royalty income from Mondelēz International	—	41	55
Earnings before income taxes	4,090	2,453	2,876
Provision for income taxes	1,375	811	1,101
Net earnings	$2,715	$1,642	$1,775
Per share data:
Basic earnings per share	$4.55	$2.77	$3.00
Diluted earnings per share	$4.51	$2.75	$3.00
Dividends declared	$2.05	0.50	—
See accompanying notes to the consolidated financial statements.

Kraft Foods Group, Inc.
Consolidated Statements of Comprehensive Earnings
(in millions of U.S. dollars)

	For the Years Ended
	December 28, 2013	December 29, 2012	December 31, 2011
Net earnings	$2,715	$1,642	$1,775
Other comprehensive earnings / (losses):
Currency translation adjustment	(68)	36	(100)
Postemployment benefits:
Prior service credits arising during the period	31	—	—
Amortization of prior service credits	(22)	(6)	—
Tax (expense) / benefit	(3)	2	—
Derivatives accounted for as hedges:
Net derivative gains / (losses)	33	(322)	(5)
Amounts reclassified from accumulated other comprehensive earnings	4	112	(75)
Tax (expense) / benefit	(14)	80	30
Total other comprehensive losses	(39)	(98)	(150)
Comprehensive earnings	$2,676	$1,544	$1,625
See accompanying notes to the consolidated financial statements.

Kraft Foods Group, Inc.
Consolidated Balance Sheets
(in millions of U.S. dollars)

	December 28, 2013	December 29, 2012
ASSETS
Cash and cash equivalents	$1,686	$1,255
Receivables (net of allowances of $26 in 2013 and $28 in 2012)	1,048	1,089
Inventories, net	1,616	1,928
Deferred income taxes	360	420
Other current assets	198	131
Total current assets	4,908	4,823
Property, plant and equipment, net	4,115	4,204
Goodwill	11,505	11,599
Intangible assets, net	2,229	2,228
Other assets	391	325
TOTAL ASSETS	$23,148	$23,179
LIABILITIES
Accounts payable	$1,548	$1,556
Accrued marketing	685	740
Accrued employment costs	184	194
Dividends payable	313	296
Accrued postretirement health care costs	197	236
Other current liabilities	483	584
Total current liabilities	3,410	3,606
Long-term debt	9,976	9,966
Deferred income taxes	662	138
Accrued pension costs	405	1,990
Accrued postretirement health care costs	3,080	3,502
Other liabilities	428	405
TOTAL LIABILITIES	17,961	19,607
Commitments and Contingencies (Note 11)
EQUITY
Common stock, no par value (5,000,000,000 shares authorized; 596,843,449 shares issued at December 28, 2013 and 592,783,696 at December 29, 2012)	—	—
Additional paid-in capital	4,434	4,240
Retained earnings / (deficit)	1,281	(206)
Accumulated other comprehensive losses	(499)	(460)
Treasury stock, at cost	(29)	(2)
TOTAL EQUITY	5,187	3,572
TOTAL LIABILITIES AND EQUITY	$23,148	$23,179
See accompanying notes to the consolidated financial statements.

Kraft Foods Group, Inc.
Consolidated Statements of Equity
(in millions of U.S. dollars)

	Kraft Foods Group Shareholders’ Equity
	Common Stock	Additional Paid-in Capital	Parent Company Investment	Retained Earnings / (Deficit)	Accumulated Other Comprehensive Earnings / (Losses)	Treasury Stock	Total Equity
Balance at January 1, 2011	$—	$—	$17,012	$—	$25	$—	$17,037
Comprehensive earnings / (losses):
Net earnings	—	—	1,775	—	—	—	1,775
Other comprehensive losses, net of income taxes	—	—	—	—	(150)	—	(150)
Net transfers to Mondelēz International	—	—	(2,074)	—	—	—	(2,074)
Balances at December 31, 2011	$—	$—	$16,713	$—	$(125)	$—	$16,588
Comprehensive earnings / (losses):
Net earnings	—	—	1,552	90	—	—	1,642
Consummation of spin-off transaction on October 1, 2012	—	4,208	(7,670)	—	(233)	—	(3,695)
Other comprehensive losses, net of income taxes	—	—	—	—	(98)	—	(98)
Net transfers to / from Mondelēz International	—	—	(10,595)	—	(4)	—	(10,599)
Exercise of stock options and issuance of other stock awards	—	32	—	—	—	(2)	30
Dividends declared ($0.50 per share)	—	—	—	(296)	—	—	(296)
Balances at December 29, 2012	$—	$4,240	$—	$(206)	$(460)	$(2)	$3,572
Comprehensive earnings / (losses):
Net earnings	—	—	—	2,715	—	—	2,715
Other comprehensive losses, net of income taxes	—	—	—	—	(39)	—	(39)
Exercise of stock options, issuance of other stock awards, and other	—	194	—	—	—	(27)	167
Dividends declared ($2.05 per share)	—	—	—	(1,228)	—	—	(1,228)
Balances at December 28, 2013	$—	$4,434	$—	$1,281	$(499)	$(29)	$5,187
See accompanying notes to the consolidated financial statements.

Kraft Foods Group, Inc.
Consolidated Statements of Cash Flows
(in millions of U.S. dollars)

	For the Years Ended
	December 28, 2013	December 29, 2012	December 31, 2011
CASH PROVIDED BY / (USED IN) OPERATING ACTIVITIES
Net earnings	$2,715	$1,642	$1,775
Adjustments to reconcile net earnings to operating cash flows:
Depreciation	393	428	364
Stock-based compensation expense	65	54	51
Deferred income tax provision	708	470	41
Asset impairments	28	28	—
Market-based impacts to postemployment benefit plans	(1,561)	223	70
Other non-cash expense, net	138	159	150
Change in assets and liabilities:
Receivables, net	35	220	238
Inventories, net	235	21	(169)
Accounts payable	45	(241)	226
Other current assets	(9)	(61)	(88)
Other current liabilities	(217)	205	84
Change in pension and postretirement assets and liabilities, net	(532)	(113)	(78)
Net cash provided by operating activities	2,043	3,035	2,664
CASH (USED IN) / PROVIDED BY INVESTING ACTIVITIES
Capital expenditures	(557)	(440)	(401)
Proceeds from sale of property, plant and equipment	131	18	—
Net cash used in investing activities	(426)	(422)	(401)
CASH (USED IN) / PROVIDED BY FINANCING ACTIVITIES
Long-term debt repaid	(4)	(8)	(9)
Long-term debt proceeds	—	5,963	—
Dividends paid	(1,207)	—	—
Net transfers to Mondelēz International	—	(7,210)	(2,238)
Proceeds from stock option exercises	96	14	—
Other financing activities	(56)	(117)	(18)
Net cash used in financing activities	(1,171)	(1,358)	(2,265)
Effect of exchange rate changes on cash and cash equivalents	(15)	—	—
Cash and cash equivalents:
Increase / (decrease)	431	1,255	(2)
Balance at beginning of period	1,255	—	2
Balance at end of period	$1,686	$1,255	$—

Cash paid:
Interest	$481	$152	$10
Income taxes	$799	$236	$959
See accompanying notes to the consolidated financial statements.

Kraft Foods Group, Inc.
Notes to Consolidated Financial Statements
Note 1.   Summary of Significant Accounting Policies
Description of Business:
Kraft Foods Group, Inc. (“Kraft Foods Group,” “we,” “us,” and “our”) manufactures and markets food and beverage products, including refrigerated meals, refreshment beverages, coffee, cheese, and other grocery products, primarily in the United States and Canada. Our product categories span all major meal occasions, both at home and in foodservice locations.
On October 1, 2012, Mondelēz International, Inc. (“Mondelēz International,” formerly known as Kraft Foods Inc.) created us as an independent public company through a spin-off of its North American grocery business to Mondelēz International’s shareholders (the “Spin-Off”). Mondelēz International distributed 592 million shares of Kraft Foods Group common stock to Mondelēz International’s shareholders. Holders of Mondelēz International common stock received one share of Kraft Foods Group common stock for every three shares of Mondelēz International common stock held on September 19, 2012.
Principles of Consolidation:
The consolidated financial statements include Kraft Foods Group, as well as our wholly owned subsidiaries and majority owned subsidiaries. All intercompany transactions are eliminated.
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
Our period-end date for financial reporting purposes is the last Saturday of the fiscal year, which aligns with the financial close dates of our operating segments. Prior to the Spin-Off, our period-end date was the last day of the calendar year. As the effect of this change was not material to prior period results, we have not revised prior period results. Because our operating segments reported results on the last Saturday of the year and December 31, 2011 fell on a Saturday, our 2011 results included an extra week (“53rdweek”) of operating results than in 2013 and 2012 which had 52 weeks.
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

Long-Lived Assets:
Property, plant and equipment are stated at historical cost and depreciated by the straight-line method over the estimated useful lives of the assets. Machinery and equipment are depreciated over periods ranging from 3 to 20 years and buildings and improvements over periods up to 40 years. Capitalized software costs are included in property, plant and equipment and amortized on a straight-line basis over the estimated useful lives of the software, which do not exceed 7 years.
We review long-lived assets for impairment when conditions exist that indicate the carrying amount of the assets may not be fully recoverable. Such conditions include significant adverse changes in the business climate, current-period operating or cash flow losses, significant declines in forecasted operations, or a current expectation that an asset group will be disposed of before the end of its useful life. We perform undiscounted operating cash flow analyses to determine if an impairment exists. When testing for impairment of assets held for use, we group assets and liabilities at the lowest level for which cash flows are separately identifiable. If an impairment is determined to exist, the loss is calculated based on estimated fair value. Impairment losses on assets to be disposed of, if any, are based on the estimated proceeds to be received, less costs of disposal.
Goodwill and Intangible Assets:
We test goodwill and indefinite-lived intangible assets for impairment at least once a year in the fourth quarter or when a triggering event occurs. The first step of the goodwill impairment test compares the reporting unit’s estimated fair value with its carrying value. We estimate a reporting unit’s fair value using planned growth rates, market-based discount rates, estimates of residual value, and estimates of market multiples. If the carrying value of a reporting unit’s net assets exceeds its fair value, the second step is applied to measure the difference between the carrying value and implied fair value of goodwill. If the carrying value of goodwill exceeds its implied fair value, the goodwill is considered impaired and is reduced to its implied fair value.

We test indefinite-lived intangible assets for impairment by comparing the fair value of each intangible asset with its carrying value. Fair value of non-amortizing intangible assets is determined using planned growth rates, market-based discount rates, and estimates of royalty rates. If the carrying value exceeds fair value, the intangible asset is considered impaired and is reduced to fair value.

Estimating the fair value of individual reporting units or intangible assets requires us to make assumptions and estimates regarding our future plans, as well as industry and economic conditions. These assumptions and estimates include projected revenues and income, interest rates, cost of capital, royalty rate, and tax rates.
Insurance and Self-Insurance:
We use a combination of insurance for catastrophic events and self-insurance for a number of risks, including workers' compensation, general liability, automobile liability, product liability, and our obligation for employee health care benefits. We estimate the liabilities associated with these risks by considering historical claims experience and other actuarial assumptions.
Revenue Recognition:
We recognize revenues when title and risk of loss pass to customers. We record revenues net of consumer incentives and trade promotions and include all shipping and handling charges billed to customers. We also record provisions for estimated product returns and customer allowances as reductions to revenues within the same period that the revenue is recognized. We base these estimates principally on historical and current period experience. Shipping and handling costs related to product returns are included in cost of sales and were not material in 2013, 2012 or 2011.
Marketing and Research and Development:
We promote our products with advertising, consumer incentives, and trade promotions. Consumer incentives and trade promotions include, but are not limited to, discounts, coupons, rebates, in-store display incentives, and volume-based incentives. Consumer incentive and trade promotion activities are recorded as a reduction to revenues based on amounts estimated as being due to customers and consumers at the end of a period. We base these estimates principally on historical utilization and redemption rates. For interim reporting purposes, we charge advertising and consumer incentive expenses to operations as a percentage of volume, based on estimated volume and related expense for the full year. We review and adjust these estimates each quarter based on actual experience and other information. We do not defer these costs on our year-end consolidated balance sheet and all marketing costs are recorded as an expense in the year incurred. Advertising expense was $747 million in 2013, $640 million in 2012, and $535 million in 2011. We record marketing expense in selling, general and administrative expense, except for consumer incentives and trade promotions, which are recorded in net revenues.

We expense costs as incurred for product research and development. Research and development expense was $118 million (including a benefit from market-based impacts related to our postemployment benefit plans of $55 million) in 2013, $178 million (including expense from market-based impacts related to our postemployment benefit plans of $6 million) in 2012, and $198 million in 2011. Market-based impacts related to our postemployment benefit plans recorded in research and development were insignificant in the year ended December 31, 2011. Research and development expenses are recorded within selling, general and administrative expenses.
Environmental Costs:
We are subject to various laws and regulations in the United States and Canada relating to the protection of the environment. We accrue for environmental remediation obligations on an undiscounted basis when amounts are probable and can be reasonably estimated. The accruals are adjusted based on new information or as circumstances change. We record recoveries of environmental remediation costs from third parties as assets when we believe these amounts are receivable. As of December 28, 2013, we were involved in 60 active proceedings in the United States under the Comprehensive Environmental Response, Compensation and Liability Act (and other similar state actions and legislation) related to our current operations and certain closed, inactive or divested operations for which we retain liability.
As of December 28, 2013, we had accrued an amount we deemed appropriate for environmental remediation. Based on information currently available, we believe that the ultimate resolution of existing environmental remediation actions and our compliance in general with environmental laws and regulations will not have a material effect on our financial condition or results from operations. However, we cannot quantify with certainty the potential impact of future compliance efforts and environmental remediation actions.
Postemployment Benefit Plans:
We provide a range of benefits to our eligible employees and retirees. These include defined benefit pension, postretirement health care, defined contribution, and multiemployer pension and medical benefits. Our pension, postretirement, and other postemployment (collectively, “postemployment”) benefit plans cover most salaried and certain hourly employees. The cost of these plans is charged to expense over the working life of the covered employees.
In December of 2012, we elected to change our method of accounting for defined benefit costs to a mark-to-market policy. Under this accounting method, we recognize net actuarial gains or losses and changes in the fair value of plan assets in cost of sales and selling, general and administrative expenses immediately upon remeasurement, which is at least annually. This change has been reported through retrospective application of the policy to all periods presented.
Prior to the Spin-Off, Mondelēz International provided certain of these benefits to our employees and allocated to us the related costs. The liabilities associated with the Mondelēz International plans were not reflected in our balance sheets as we accounted for our participation in the Mondelēz International plans in a manner similar to multiemployer accounting.
Financial Instruments:
As we operate primarily in North America but source our commodities on global markets and periodically enter into financing or other arrangements abroad, we use a variety of risk management strategies and financial instruments to manage commodity price, foreign currency exchange rate, and interest rate risks. Our risk management program focuses on the unpredictability of financial markets and seeks to reduce the potentially adverse effects that the volatility of these markets may have on our operating results. One way we do this is through actively hedging our risks through the use of derivative instruments. As a matter of policy, we do not use highly leveraged derivative instruments, nor do we use financial instruments for speculative purposes.
Derivatives are recorded on our consolidated balance sheets at fair value, which fluctuates based on changing market conditions.
Certain derivatives are designated as cash flow hedges and qualify for hedge accounting treatment, while others do not qualify and are marked to market through earnings. For cash flow hedges, changes in fair value are deferred in accumulated other comprehensive earnings / (losses) within equity until the underlying hedged items are recognized in net earnings. Accordingly, we record deferred cash flow hedge gains or losses in cost of sales when the related inventory is sold and in interest and other expense, net, when the related debt interest expense is recorded. Cash flows from derivative instruments are also classified in the same manner as the underlying hedged items in the consolidated statement of cash flows. For additional information on the location of derivative activity within our operating results, see Note 10, Financial Instruments.

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
When we use financial instruments, we are exposed to credit risk that a counterparty might fail to fulfill its performance obligations under the terms of our agreement. We minimize our credit risk by entering into transactions with counterparties with investment grade credit ratings, limiting the amount of exposure we have with each counterparty, and monitoring the financial condition of our counterparties. We also maintain a policy of requiring that all significant, non-exchange traded derivative contracts with a duration of greater than one year be governed by an International Swaps and Derivatives Association master agreement. We are also exposed to market risk as the value of our financial instruments might be adversely affected by a change in foreign currency exchange rates, commodity prices, or interest rates. We manage market risk by incorporating monitoring parameters within our risk management strategy that limit the types of derivative instruments and derivative strategies we use and the degree of market risk that we hedge with derivative instruments.
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
Income Taxes:
We recognize income taxes based on amounts refundable or payable for the current year and record deferred tax assets or liabilities for any difference between U.S. GAAP accounting and tax reporting.  We also recognize deferred tax assets for temporary differences, operating loss carryforwards, and tax credit carryforwards.  Inherent in determining our annual tax rate are judgments regarding business plans, planning opportunities and expectations about future outcomes. Realization of certain deferred tax assets, primarily net operating loss and other carryforwards, is dependent upon generating sufficient taxable income in the appropriate jurisdiction prior to the expiration of the carryforward periods.  See Note 12, Income Taxes, for additional information.
We apply a more-likely-than-not threshold to the recognition and derecognition of uncertain tax positions. Accordingly, we recognize the amount of tax benefit that has a greater than 50 percent likelihood of being ultimately realized upon settlement. Future changes in judgment related to the expected ultimate resolution of uncertain tax positions will affect earnings in the quarter of such change.

Prior Period Revisions:
Beginning in the third quarter of 2013, we record expense related to certain consumer incentive programs as a reduction of net revenues. Previously, we included this expense in selling, general and administrative expenses. We have revised prior periods to reflect this in our current presentation. The impacts of these revisions, which were not material to any prior period, reduced net revenues and selling, general and administrative expenses by $68 million in 2012 and $79 million in 2011.
During 2013, we determined that we had overstated indefinite-lived tradenames in the purchase accounting of a 2001 acquisition. Therefore, we have revised our financial statements to reduce our Foodservice indefinite-lived intangible assets by $403 million, reduce our deferred tax liability by $150 million, and increase goodwill by $253 million. This misstatement was not material to any of our prior period financial statements.
In 2012, we misclassified approximately $879 million of United States Foodservice long-lived assets as being located in Canada. We have corrected and revised the balances reported in our long-lived assets by geographic area table in Note 15, Segment Reporting, as of December 29, 2012 for this change. This misstatement was not material to any of our prior period financial statements.
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
Note 2.   Inventories
Inventories at December 28, 2013 and December 29, 2012 were:

	December 28, 2013	December 29, 2012
	(in millions)
Raw materials	$453	$535
Work in process	294	326
Finished product	869	1,067
Inventories, net	$1,616	$1,928
Note 3.   Property, Plant and Equipment
Property, plant and equipment at December 28, 2013 and December 29, 2012 were:

	December 28, 2013	December 29, 2012
	(in millions)
Land	$72	$119
Buildings and improvements	1,806	1,996
Machinery and equipment	5,584	5,922
Construction in progress	360	365
	7,822	8,402
Accumulated depreciation	(3,707)	(4,198)
Property, plant and equipment, net	$4,115	$4,204
In 2013, we sold and leased back two of our headquarters facilities for a loss of approximately $36 million. We received net proceeds of $101 million in connection with the sales.

Note 4.   Goodwill and Intangible Assets
Goodwill by reportable segment at December 28, 2013 and December 29, 2012 was:

	December 28, 2013	December 29, 2012
	(in millions)
Beverages	$1,290	$1,290
Cheese	3,000	3,000
Refrigerated Meals	985	985
Meals & Desserts	1,572	1,572
Enhancers & Snack Nuts	2,644	2,644
Canada	1,141	1,225
Other Businesses	873	883
Goodwill	$11,505	$11,599
Intangible assets were $2.2 billion at December 28, 2013 and December 29, 2012 and consisted primarily of indefinite-lived trademarks.
Changes in goodwill and intangible assets consisted of:

	2013		2012
	Goodwill	Intangible assets, at cost	Goodwill	Intangible assets, at cost
	(in millions)
Balance at beginning of year	$11,599	2,228	11,569	2,227
Acquisitions	—	1	—	—
Changes due to foreign currency	(94)	—	30	1
Balance at end of year	$11,505	$2,229	$11,599	$2,228
There were no impairments of goodwill or indefinite-lived intangible assets in 2013, 2012, or 2011. During our 2013 intangible asset impairment review, we noted that a $261 million trademark within our Enhancers business had an excess fair value over its carrying value of 12%. While this trademark passed the first step of the impairment test, if its forecasted operating income were to decline significantly, it could adversely affect the estimated fair value of the trademark, leading to a potential impairment of a portion of the trademark in the future.
Note 5.   Cost Savings Initiatives

Cost savings initiatives related to reorganization activities including severance, asset disposals, and other activities that do not qualify for special accounting treatment as exit or disposal activities.  Included within cost saving initiatives are activities related to the previously disclosed multi-year $650 million restructuring program approved by Kraft’s Board of Directors on October 29, 2012 (the “Restructuring Program”). We have reduced our estimate of the total Restructuring Program costs to $625 million.

Restructuring Program:
Our Restructuring Program consists of approximately $270 million of restructuring costs, approximately $285 million of implementation costs, and approximately $70 million of Spin-Off transition costs. We expect approximately one-half of these costs will be cash expenditures. Restructuring costs reflect primarily severance, asset disposals, a voluntary early retirement program and other manufacturing-related costs. Implementation costs are directly attributable to the Restructuring Program; however, they do not qualify for special accounting treatment as exit or disposal activities. These costs primarily relate to reorganization costs related to our sales function, the information systems infrastructure, and accelerated depreciation on assets. Spin-Off transition costs have not been allocated to the segments because they consist mostly of professional service fees within the finance, legal, and information systems functions.

As of December 28, 2013, we have incurred Restructuring Program costs of $585 million since the inception of the Restructuring Program. We have spent $261 million in cash. We expect to complete the Restructuring Program by the end of 2014.
We recorded Restructuring Program costs and spending in the consolidated financial statements as follows:

	For the Years Ended
	December 28, 2013	December 29, 2012

Restructuring costs - Asset impairment and exit costs	$108	$141
Implementation costs - Cost of sales	77	97
Implementation costs - Selling, general and administrative expenses	65	34
Spin-Off transition costs - Selling, general and administrative expenses	32	31
	$282	$303

We incurred non-cash costs of $157 million in the year ended December 28, 2013 and $151 million in the year ended December 28, 2012. We spent cash of $150 million in the year ended December 28, 2013 and $111 million in the year ended December 29, 2012 related to our Restructuring Program.
Restructuring Program Costs by Segment:
During the years ended December 28, 2013 and December 29, 2012, we recorded Restructuring Program costs within segment operating income as follows:

	For the Year Ended December 28, 2013				For the Year Ended December 29, 2012
	Restructuring Costs	Implementation Costs	Spin-Off Transition Costs	Total	Restructuring Costs	Implementation Costs	Spin-Off Transition Costs	Total
	(in millions)
Beverages	$19	$22	$—	$41	$44	$19	$—	$63
Cheese	26	62	—	88	26	72	—	98
Refrigerated Meals	18	17	—	35	19	11	—	30
Meals & Desserts	14	12	—	26	15	9	—	24
Enhancers & Snack Nuts	12	12	—	24	17	8	—	25
Canada	10	7	—	17	9	5	—	14
Other Businesses	9	10	—	19	11	7	—	18
Corporate expenses	—	—	32	32	—	—	31	31
Total	$108	$142	$32	$282	$141	$131	$31	$303
Restructuring Costs Liability:
At December 28, 2013, the restructuring costs liability balance within other current liabilities was as follows:

	Severance and Related Costs	Asset Write-downs	Total
	(in millions)
Liability balance, December 30, 2012	$44	$—	$44
Restructuring costs	80	28	108
Cash spent on restructuring costs	(61)	—	(61)
Non-cash items	(44)	(28)	(72)
Liability balance, December 28, 2013	$19	$—	$19
Other Cost Savings Initiatives:
We recorded approximately $8 million of corporate expenses in selling, general and administrative expenses related to our other cost savings initiatives during the year ended December 28, 2013.

Note 6. Debt
Borrowing Arrangements:
On May 18, 2012, we entered into a $3.0 billion five-year senior unsecured revolving credit facility that expires on May 17, 2017. All committed borrowings under the facility bear interest at a variable annual rate based on the London Inter-Bank Offered Rate or a defined base rate, at our election, plus an applicable margin based on the ratings of our long-term senior unsecured indebtedness. The revolving credit agreement requires us to maintain a minimum total shareholders’ equity (excluding accumulated other comprehensive income or losses and any income or losses recognized in connection with “mark-to-market” accounting in respect of pension and other retirement plans) of at least $2.4 billion. At December 28, 2013, we were compliant. The revolving credit agreement also contains customary representations, covenants, and events of default. We intend to use the proceeds from this facility, if any, for general corporate purposes. As of December 28, 2013, no amounts were drawn on this credit facility.
Long-Term Debt:
On June 4, 2012, we issued $6.0 billion of senior unsecured notes at a weighted average effective rate of 3.938% and transferred the net proceeds of $5.9 billion to Mondelēz International. We also recorded approximately $260 million of deferred financing costs, including losses on hedging activities in advance of the debt issuance, which will be recognized in interest expense over the life of the notes. The general terms of the notes are:

•	$1 billion of notes due June 4, 2015 at a fixed, annual interest rate of 1.625%, paid semiannually.

•	$1 billion of notes due June 5, 2017 at a fixed, annual interest rate of 2.250%, paid semiannually.

•	$2 billion of notes due June 6, 2022 at a fixed, annual interest rate of 3.500%, paid semiannually.

•	$2 billion of notes due June 4, 2042 at a fixed, annual interest rate of 5.000%, paid semiannually.
On July 18, 2012, Mondelēz International completed a debt exchange in which $3.6 billion of Mondelēz International debt was exchanged for our debt as part of the Spin-Off capitalization plan. No cash was generated from the exchange. The general terms of the unsecured notes we received in connection with this exchange are:

•	$1,035 million of notes due August 23, 2018 at a fixed, annual interest rate of 6.125%, paid semiannually.

•	$900 million of notes due February 10, 2020 at a fixed, annual interest rate of 5.375%, paid semiannually.

•	$878 million of notes due January 26, 2039 at a fixed, annual interest rate of 6.875%, paid semiannually.

•	$787 million of notes due February 9, 2040 at a fixed, annual interest rate of 6.500%, paid semiannually.
On October 1, 2012, Mondelēz International transferred approximately $400 million of Mondelēz International's 7.550% senior unsecured notes maturing on June 15, 2015 to us in connection with the Spin-Off capitalization plan.
As of December 28, 2013, aggregate maturities of our long-term debt were (in millions):

2014	$4
2015	1,405
2016	4
2017	1,004
2018	1,037
Thereafter	6,577
Our long-term debt contains customary representations, covenants, and events of default. We were in compliance with all covenants as of December 28, 2013.
Fair Value of Our Debt:
At December 28, 2013, the aggregate fair value of our total debt was $10.7 billion as compared with the carrying value of $10.0 billion. At December 29, 2012, the aggregate fair value of our total debt was $11.5 billion as compared with the carrying value of $10.0 billion. We determined the fair value of our long-term debt using Level 1 quoted prices in active markets for the publicly traded debt obligations.

Interest and Other Expense, Net:
Interest and other expense, net consisted of:

	For the Years Ended
	December 28, 2013	December 29, 2012	December 31, 2011
	(in millions)
Interest expense	$479	$238	$4
Other expense, net	22	20	3
Total interest and other expense, net	$501	$258	$7
Interest expense increased in 2013 compared to 2012 due to the entire $10.0 billion of debt outstanding for the full year. The increase in interest expense in 2012 compared to 2011 was due to the $6.0 billion debt issuance in June 2012, the $3.6 billion debt exchange in July 2012, and the transfer of $0.4 billion of debt from Mondelēz International in October 2012.
Note 7. Capital Stock
Our articles of incorporation authorize the issuance of up to 5.0 billion shares of common stock and 500 million shares of preferred stock.
Shares of common stock issued, in treasury and outstanding were:

	Shares Issued	Treasury Shares	Shares Outstanding
Consummation of Spin-Off on October 1, 2012	592,257,298	—	592,257,298
Exercise of stock options and issuance of other stock awards	526,398	(19,988)	506,410
Balance at December 29, 2012	592,783,696	(19,988)	592,763,708
Exercise of stock options and issuance of other stock awards	4,059,753	(589,011)	3,470,742
Balance at December 28, 2013	596,843,449	(608,999)	596,234,450
As of December 28, 2013, we had approximately 0.8 million shares of restricted stock outstanding that were issued to current and former employees. There were no preferred shares issued and outstanding at December 28, 2013.
On December 17, 2013, our Board of Directors authorized a $3.0 billion share repurchase program with no expiration date. Under the share repurchase program, we are authorized to repurchase shares of our common stock in the open market or in privately negotiated transactions.  The timing and amount of share repurchases are subject to management evaluation of market conditions, applicable legal requirements, and other factors. We are not obligated to repurchase any of our common stock and may suspend the program at our discretion. As of December 28, 2013, no shares have been repurchased under this program.
On October 1, 2012, Mondelēz International distributed 592 million shares of Kraft Foods Group common stock to Mondelēz International’s shareholders. Holders of Mondelēz International common stock received one share of Kraft Foods Group common stock for every three shares of Mondelēz International common stock held on September 19, 2012.
Note 8.   Stock Plans
Under the Kraft Foods Group, Inc. 2012 Performance Incentive Plan (the "2012 Plan"), we may grant eligible employees awards of stock options, stock appreciation rights, restricted stock and restricted stock units (“RSUs”) as well as performance based long-term incentive awards (“Performance Shares”). In addition, we may grant shares of our common stock to members of the Board of Directors who are not our full-time employees under the 2012 Plan. We are authorized to issue a maximum of 72.0 million shares of our common stock under the 2012 Plan. Stock options and stock appreciation rights granted under the plan reduce the authorized shares available for issue at a ratio of one share per award granted. All other awards, such as restricted stock, RSUs, and Performance Shares, granted reduce the authorized shares available for issue at a ratio of three shares per award granted. At December 28, 2013, there were 38,339,262 shares available to be granted under the 2012 Plan. All stock awards are issued to employees from authorized common shares.

Stock Options:
Stock options are granted with an exercise price equal to the market value of the underlying stock on the grant date, generally become exercisable in three annual installments beginning on the first anniversary of the grant date, and have a maximum term of ten years.
We account for our employee stock options under the fair value method of accounting using a modified Black-Scholes methodology to measure stock option expense at the date of grant. The fair value of the stock options at the date of grant is amortized to expense over the vesting period. We recorded compensation expense related to stock options of $18 million in 2013 and $5 million in 2012. The deferred tax benefit recorded related to this compensation expense was $6 million in 2013 and $2 million in 2012. The unamortized compensation expense related to our outstanding stock options was $17 million at December 28, 2013 and is expected to be recognized over a weighted average period of two years. Our weighted average Black-Scholes fair value assumptions were as follows:

	Risk-Free Interest Rate	Expected Life	Expected Volatility	Expected Dividend Yield	Fair Value at Grant Date
Kraft Foods Group grants
2013	1.04%	6 years	19.40%	4.26%	$4.41
Mondelēz International grants
2012	1.16%	6 years	20.13%	3.08%	$4.78
2011	2.34%	6 years	18.92%	3.72%	$3.84
The risk-free interest rate represents the constant maturity U.S. government treasuries rate with a remaining term equal to the expected life of the options. The expected life is the period over which our employees are expected to hold their options. Due to the lack of historical data, we use the Safe Harbor method which uses the weighted average vesting period and the contractual term of the options to calculate the expected life. Volatility reflects a blended approach which uses historical movements in our stock price and in our peer group for a period commensurate with the expected life of the options. Dividend yield is estimated over the expected life of the options based on our stated dividend policy.
The stock option awards granted in 2012 and 2011 were prior to the Spin-Off. Therefore, we estimated the value of those awards based on Mondelēz International’s share price and assumptions.
A summary of stock option activity related to our shares for both our and Mondelēz International employees for the year ended December 28, 2013 is presented below. Stock option activity for the year ended December 28, 2013 was:

	Options Outstanding	Weighted Average Exercise Price	Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance at December 30, 2012	17,185,781	$32.45
Options granted	3,035,826	47.15
Options exercised	(3,151,538)	30.56
Options canceled	(749,414)	38.80
Balance at December 28, 2013	16,320,655	35.26	7 years	$300	million
Exercisable at December 28, 2013	9,317,835	30.91	6 years	$212	million
All awards granted prior to the Spin-Off have been adjusted to reflect the conversion as of the Spin-Off. With respect to the Mondelēz International stock options granted prior to the Spin-Off, the converted options retained the vesting schedule and expiration date of the original stock options.
The total intrinsic value of options exercised was $69 million in 2013 and $8 million in 2012 subsequent to the Spin-Off. Cash received from options exercised was $96 million in 2013 and $15 million in 2012. The incremental tax benefit realized for the tax deductions from the option exercises totaled $20 million in 2013 and $1 million in 2012.

Restricted Stock, RSUs, and Performance Shares:
We may grant shares of restricted stock or RSUs to eligible employees and directors, giving them, in most instances, all of the rights of shareholders, except that they may not sell, assign, pledge, or otherwise encumber the shares. Shares of restricted stock and RSUs granted to employees are subject to forfeiture if certain employment conditions are not met. Restricted stock and RSUs generally vest on the third anniversary of the grant date.
Performance Shares vest based on varying performance, market, and service conditions. Our Performance Shares pay accrued dividends at the time of vesting. Shares granted in connection with Mondelēz International’s long-term incentive plan prior to the Spin-Off do not pay dividends. The unvested shares have no voting rights.
The fair value of the restricted stock, RSUs, and Performance Shares at the date of grant is amortized to earnings over the restriction period. We recorded compensation expense related to restricted stock, RSUs, and Performance Shares of $47 million in 2013 and $11 million in 2012 subsequent to the Spin-Off. The deferred tax benefit recorded related to this compensation expense was $17 million in 2013 and $4 million in 2012. The unamortized compensation expense related to our restricted stock, RSUs, and Performance Shares was $97 million at December 28, 2013 and is expected to be recognized over a weighted average period of two years.
Our restricted stock, RSU, and Performance Share activity for the year ended December 28, 2013 was:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Balance at December 30, 2012	3,920,541	$35.32
Granted	2,064,111	53.05
Vested	(1,380,626)	30.48
Forfeited	(454,229)	42.29
Balance at December 28, 2013	4,149,797	44.99
We granted the following RSUs and Performance Shares during the year ended December 28, 2013:

•
In February 2013, as part of our annual equity program, we granted 0.7 million RSUs at a market value of $46.74 per share. During the year ended December 28, 2013, we issued 0.2 million additional RSUs at a weighted average market value of $53.73.

•
In May 2013, we granted 1.0 million Performance Shares at a grant date fair value of $61.80 per share. These awards measure performance over a multi-year period, during which the employee earns shares based on internal financial metrics and the performance of our stock relative to a defined peer group. We measured the grant date fair value using the Monte Carlo simulation model, which assists in estimating the probability of achieving the market conditions stipulated in the award grant.

•
In February 2013, we also granted 0.2 million additional Performance Shares with a weighted average market value of $29.70 per share (based on the original award date), which vested immediately. We granted these shares based on the final business performance rating for the 2010-2012 award cycle. These shares were adjusted and converted into new equity awards using a formula designed to preserve the value of the awards immediately prior to the Spin-Off.

During the year ended December 28, 2013, 1.4 million shares of restricted stock, RSUs, and Performance Shares vested at an aggregate market value of $65 million.
Prior to the Spin-Off, our employees participated in various Mondelēz International stock-based compensation plans. As such, we were allocated stock-based compensation expense of $39 million in 2012 and $51 million in 2011 associated with these plans. In connection with the Spin-Off, we were required to reimburse Mondelēz International for their stock awards that were granted to our employees, and Mondelēz International was required to reimburse us for our stock awards that were granted to their employees. We settled the net amount we owed for this reimbursement of $55 million in March 2013.
Note 9.   Postemployment Benefit Plans
We provide a range of benefits to our employees and retirees. These include pension benefits, postretirement health care benefits, and other postemployment benefits, as follows:

•
Pension benefits – We provide pension coverage to certain U.S. and non-U.S. employees through separate plans. Local statutory requirements govern many of these plans. Salaried and non-union hourly employees hired prior to 2009 in the U.S. and 2011 in Canada are eligible to participate in our pension plans. We will freeze U.S. pension plans for U.S. salaried and non-union hourly employees who are currently earning pension benefits as of December 31, 2019 and non-U.S. pension plans for non-U.S. salaried and non-union hourly employees who are currently earning pension benefits as of December 31, 2023. We will calculate the pension benefits using the continuing pay and service through December 31, 2019 for the U.S. plans and December 31, 2023 for the non-U.S. plans. The pension benefits of our unionized workers are in accordance with the applicable collective bargaining agreement covering their employment.

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

•
Other postemployment benefits – Our other postemployment benefits consist primarily of severance. These plans cover most salaried and certain hourly employees, and their cost is charged to expense over the working life of the covered employees.

Pension Plans
Obligations and Funded Status:
The projected benefit obligations, plan assets, and funded status of our pension plans at December 28, 2013 and December 29, 2012 were:

	U.S. Plans		Non-U.S. Plans
	December 28, 2013	December 29, 2012	December 28, 2013	December 29, 2012
	(in millions)
Benefit obligation at beginning of year	$7,130	$—	$1,418	$573
Service cost	100	32	21	12
Interest cost	287	70	55	32
Benefits paid	(316)	(154)	(79)	(47)
Actuarial (gains) / losses	(778)	(25)	(47)	52
Plan amendments	9	—	—	—
Currency	—	—	(98)	3
Transfer from Mondelēz International	—	7,207	—	790
Settlements	(512)	—	—	—
Curtailments	(3)	—	(9)	—
Special termination benefits	61	—	1	—
Other	—	—	5	3
Benefit obligation at end of year	5,978	7,130	1,267	1,418
Fair value of plan assets at beginning of year	5,460	—	1,089	470
Actual return on plan assets	654	122	144	68
Contributions	435	7	181	38
Benefits paid	(316)	(154)	(79)	(47)
Currency	—	—	(82)	3
Transfer from Mondelēz International	—	5,485	—	557
Settlements	(512)	—	—	—
Fair value of plan assets at end of year	5,721	5,460	1,253	1,089
Net pension liability recognized at end of year	$(257)	$(1,670)	$(14)	$(329)
The accumulated benefit obligation, which represents benefits earned to the measurement date, was $5,781 million at December 28, 2013 and $6,802 million at December 29, 2012 for the U.S. pension plans. The accumulated benefit obligation for the non-U.S. pension plans was $1,191 million at December 28, 2013 and $1,303 million at December 29, 2012.

The combined U.S. and non-U.S. pension plans resulted in a net pension liability of $271 million at December 28, 2013 and $1,999 million at December 29, 2012. We recognized these amounts in our consolidated balance sheets at December 28, 2013 and December 29, 2012 as follows:

	December 28, 2013	December 29, 2012
	(in millions)
Prepaid pension assets	$162	$15
Other current liabilities	(28)	(24)
Accrued pension costs	(405)	(1,990)
	$(271)	$(1,999)
Certain of our U.S. and non-U.S. plans are underfunded and have accumulated benefit obligations in excess of plan assets. For these plans, the projected benefit obligations, accumulated benefit obligations, and the fair value of plan assets at December 28, 2013 and December 29, 2012 were:

	U.S. Plans		Non-U.S. Plans
	December 28, 2013	December 29, 2012	December 28, 2013	December 29, 2012
	(in millions)
Projected benefit obligation	$203	$7,130	$52	$1,319
Accumulated benefit obligation	186	6,802	44	1,205
Fair value of plan assets	17	5,460	—	975
We used the following weighted average assumptions to determine our benefit obligations under the pension plans at December 28, 2013 and December 29, 2012:

	U.S. Plans		Non-U.S. Plans
	December 28, 2013	December 29, 2012	December 28, 2013	December 29, 2012
Discount rate	4.94%	4.05%	4.56%	4.00%
Rate of compensation increase	4.00%	4.00%	3.00%	3.00%
Components of Net Pension (Benefit) / Cost:
Net periodic pension (benefit) / cost consisted of the following for the years ended December 28, 2013, December 29, 2012, and December 31, 2011:

	U.S. Plans			Non-U.S. Plans
	For the Years Ended			For the Years Ended
	December 28, 2013	December 29, 2012	December 31, 2011	December 28, 2013	December 29, 2012	December 31, 2011
	(in millions)
Service cost	$100	$32	$—	$21	$12	$7
Interest cost	287	70	—	55	32	26
Expected return on plan assets	(315)	(105)	—	(57)	(43)	(35)
Actuarial (gains) / losses	(1,154)	(41)	—	(128)	28	84
Amortization of prior service cost	4	1	—	—	—	—
Settlements	69	—	—	—	—	—
Curtailments	(3)	—	—	(9)	—	—
Special termination benefits	61	—	—	1	—	—
Net pension (benefit) / cost	$(951)	$(43)	$—	$(117)	$29	$82
We remeasure all of our postemployment benefit plans at least annually at the end of our fiscal year. The remeasurement as of December 28, 2013, resulted in an aggregate benefit from market-based impacts of $1.3 billion primarily driven by an 80 basis point weighted average increase in the discount rate and excess asset returns. We recorded $707 million of the benefit from market-based impacts in cost of sales and $561 million in selling, general and administrative expenses. The annual remeasurement resulted in benefit from market-based impacts of $29 million as of December 29, 2012 and an expense from market-based impacts of $68 million as of December 31, 2011. Market-based impacts are included in actuarial (gains) / losses and in settlements in the table above. We disclose market-based impacts separately in order to provide better transparency of our operating results. We define market-based impacts as the costs or benefits resulting from the change in discount rates, the difference between our estimated and actual return on trust assets, and other assumption changes driven by changes in the law or other external factors.
Net pension costs included settlement losses of $69 million in 2013 related to retiring employees who elected lump-sum payments. Net pension costs also included special termination benefits associated with our voluntary early retirement program of $62 million in 2013, which were included in our Restructuring Program.
We determine the expected return on plan assets based on asset fair values as of the measurement date.
As of December 28, 2013, we expected to amortize an estimated $5 million of prior service cost from accumulated other comprehensive earnings / (losses) into net periodic pension cost for the combined U.S. and non-U.S. pension plans during 2014.
We used the following weighted average assumptions to determine our net pension cost for the years ended December 28, 2013, December 29, 2012 and December 31, 2011:

	U.S. Plans			Non-U.S. Plans
	December 28, 2013	December 29, 2012	December 31, 2011	December 28, 2013	December 29, 2012	December 31, 2011
Discount rate	4.34%	3.85%	N/A	4.00%	4.03%	5.00%
Expected rate of return on plan assets	5.75%	8.00%	N/A	5.00%	7.04%	7.36%
Rate of compensation increase	4.00%	4.00%	N/A	3.00%	3.00%	3.00%
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
Plan Assets:
The fair value of pension plan assets at December 28, 2013 was determined using the following fair value measurements:

Asset Category	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Non-U.S. equity securities	$645	$645	$—	$—
Pooled funds equity securities	3,123	6	3,117	—
Total equity securities	3,768	651	3,117	—
Government bonds	719	621	98	—
Pooled funds fixed-income securities	642	—	642	—
Corporate bonds and other fixed-income securities	1,566	1	1,565	—
Total fixed-income securities	2,927	622	2,305	—
Real estate	214	—	—	214
Other	8	8	—	—
Total	$6,917	$1,281	$5,422	$214
We excluded plan assets of $57 million at December 28, 2013 from the above table related to certain insurance contracts as they are reported at contract value, in accordance with authoritative guidance.

The fair value of pension plan assets at December 29, 2012 was determined using the following fair value measurements:

Asset Category	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Non-U.S. equity securities	$707	$707	$—	$—
Pooled funds equity securities	3,269	—	3,269	—
Total equity securities	3,976	707	3,269	—
Government bonds	584	543	41	—
Pooled funds fixed-income securities	429	—	429	—
Corporate bonds and other fixed-income securities	1,301	—	1,294	7
Total fixed-income securities	2,314	543	1,764	7
Real estate	186	—	—	186
Other	7	7	—	—
Total	$6,483	$1,257	$5,033	$193
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

•
Level 3 – includes primarily real estate valued using unobservable inputs that reflect the plans’ assumptions that market participants would use in pricing the assets, based on the best information available. Fair value estimates for real estate investments are calculated by the investment managers using the present value of future cash flows expected to be received from the investments, based on valuation methodologies such as appraisals, local market conditions, and current and projected operating performance.

Changes in our Level 3 plan assets, which are recorded in operations, for the year ended December 28, 2013 included:

Asset Category	December 30, 2012 Balance	Net Realized and Unrealized Gains/(Losses)	Net Purchases, Issuances and Settlements	Net Transfers Into/(Out of) Level 3	December 28, 2013 Balance
	(in millions)
Corporate bonds and other fixed-income securities	$7	$—	$(2)	$(5)	$—
Real estate	186	27	1	—	214
Total Level 3 investments	$193	$27	$(1)	$(5)	$214

Changes in our Level 3 plan assets, which are recorded in operations, for the year ended December 29, 2012 included:

Asset Category	January 1, 2012 Balance	Net Realized and Unrealized Gains/(Losses)	Net Purchases, Issuances and Settlements	Net Transfers Into/(Out of) Level 3	December 29, 2012 Balance
	(in millions)
Corporate bond and other fixed-income securities	—	—	7	—	7
Real estate	$—	$(1)	$187	$—	$186
Total Level 3 investments	$—	$(1)	$194	$—	$193
In connection with the Spin-Off, Mondelēz International transferred to us $3 million of corporate bonds and other fixed-income securities and $187 million of real estate which are classified as Level 3 pension assets.
The percentage of fair value of pension plan assets at December 28, 2013 and December 29, 2012 was:

	U.S. Plans		Non-U.S. Plans
Asset Category	December 28, 2013	December 29, 2012	December 28, 2013	December 29, 2012
Equity securities	53%	61%	61%	64%
Fixed-income securities	43%	36%	38%	35%
Real estate	4%	3%	—	—
Other	—%	—%	1%	1%
Total	100%	100%	100%	100%
During 2013, we began a new liability-driven investment strategy for pension assets. This strategy, which will be phased in over the next several years, better aligns our pension assets with the projected benefit obligation to reduce volatility by targeting an investment of approximately 80% of our U.S. plan assets in fixed-income securities and approximately 20% in equity securities.
As of December 28, 2013, approximately 43% of our U.S. plan assets are in fixed-income securities and approximately 53% are in equity securities. The strategy uses actively managed and indexed U.S. investment grade fixed-income securities (which constitute 97% or more of fixed-income securities) with lesser allocations to high yield fixed-income securities, indexed U.S. equity securities, and actively managed and indexed international equity securities.
For the plans outside the U.S., the investment strategy is subject to local regulations and the asset / liability profiles of the plans in each individual country. In aggregate, the long-term asset allocation targets of our non-U.S. plans are broadly characterized as a mix of 70% fixed-income securities and 30% equity securities. The other asset balance of our non-U.S. plans at December 28, 2013 primarily related to $8 million in cash accounts.
We attempt to maintain our target asset allocation by rebalancing between asset classes as we make contributions and monthly benefit payments.
Employer Contributions:
In order to align cash flows with expenses and reduce volatility, we have executed a level funding strategy. For our U.S. qualified pension plans, in 2014, we currently are only required to make a nominal cash contribution under the Pension Protection Act of 2006. However, based on our level funding strategy, we estimate that 2014 pension contributions will be approximately $160 million to our U.S. plans and approximately $40 million to our non-U.S. plans. Our actual contributions may be different due to many factors, including changes in tax and other benefit laws, significant differences between expected and actual pension asset performance or interest rates, or other factors. In 2013, we contributed $435 million to our U.S. pension plans and $176 million to our non-U.S. pension plans. Of the total 2013 pension contributions, approximately $518 million was voluntary. We make contributions to our U.S. and non-U.S. pension plans, primarily, to the extent that they are tax deductible. In addition, employees contributed $5 million in 2013 to our non-U.S. plans and $3 million in 2012.

Future Benefit Payments:
The estimated future benefit payments from our pension plans at December 28, 2013 were:

	U.S. Plans	Non-U.S. Plans
	(in millions)
2014	$438	$72
2015	391	71
2016	403	71
2017	410	71
2018	412	71
2019-2023	2,147	365
Other Costs:
We made contributions to multiemployer pension plans of $2 million in 2013 and $1 million in 2012 subsequent to the Spin-Off. These plans provide pension benefits to retirees under certain collective bargaining agreements. We also sponsor and contribute to employee savings plans. These plans cover eligible salaried, non-union, and union employees. Our contributions and costs are determined by the matching of employee contributions, as defined by the plans. Amounts charged to expense for defined contribution plans totaled $61 million in 2013 and $12 million in 2012 subsequent to the Spin-Off.
Postretirement Benefit Plans
Obligations:
Our postretirement health care plans are not funded. The changes in and the amount of the accrued benefit obligation at December 28, 2013 and December 29, 2012. were:

	December 28, 2013	December 29, 2012
	(in millions)
Accrued benefit obligation at beginning of year	$3,738	$—
Service cost	35	8
Interest cost	143	32
Benefits paid	(188)	(49)
Plan amendments	(40)	—
Currency	(14)	(2)
Actuarial (gains) / losses	(403)	187
Special termination benefits	6	—
Transfer from Mondelēz International	—	3,562
Accrued benefit obligation at end of year	$3,277	$3,738
We used the following weighted average assumptions to determine our postretirement benefit obligations at December 28, 2013 and December 29, 2012:

	December 28, 2013	December 29, 2012
Discount rate	4.69%	3.89%
Health care cost trend rate assumed for next year	7.28%	7.53%
Ultimate trend rate	5.03%	5.03%
Year that the rate reaches the ultimate trend rate	2023	2023
Year-end discount rates for our U.S. and non-U.S. plans were developed from a model portfolio of high quality, fixed-income debt instruments with durations that match the expected future cash flows of the benefit obligations. Our expected health care cost trend rate is based on historical costs.

Assumed health care cost trend rates have a significant impact on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects as of December 28, 2013:

	One-Percentage-Point
	Increase	Decrease
	(in millions)
Effect on annual service and interest cost	$21	$(17)
Effect on postretirement benefit obligation	340	(284)
Components of Net Postretirement Health Care (Benefit) / Cost:
Net postretirement health care (benefit) / cost consisted of the following for the years ended December 28, 2013, December 29, 2012, and December 31, 2011:

	For the Years Ended
	December 28, 2013	December 29, 2012	December 31, 2011
	(in millions)
Service cost	$35	$8	$—
Interest cost	143	32	—
Actuarial (gains) / losses	(376)	188	—
Amortization of prior service credit	(26)	(7)	—
Special termination benefits	5	—	—
Net postretirement health care (benefit) / cost	$(219)	$221	$—
As a result of the annual remeasurement of our postretirement health care plans, we recorded a benefit from market-based impacts of $292 million as of December 28, 2013, primarily driven by an 80 basis point weighted average increase in the discount rate. We recorded expense from market-based impacts of $250 million as of December 29, 2012. Market-based impacts are included in actuarial (gains) / losses in the table above. The special termination benefits were associated with our voluntary early retirement program in 2013.
As of December 28, 2013, we expected to amortize an estimated $29 million of prior service credit from accumulated other comprehensive earnings / (losses) into net postretirement health care costs during 2014.
We used the following weighted average assumptions to determine our net postretirement cost for the years ended December 28, 2013, December 29, 2012, and December 31, 2011:

	December 28, 2013	December 29, 2012	December 31, 2011
Discount rate	3.89%	3.61%	N/A
Health care cost trend rate	7.53%	7.06%	N/A
Future Benefit Payments:
Our estimated future benefit payments for our postretirement health care plans at December 28, 2013 were:

(in millions)
2014	$201
2015	201
2016	200
2017	200
2018	200
2019-2023	979
Other Costs:
We made contributions to multiemployer medical plans totaling $27 million in 2013 and $5 million in 2012 subsequent to the Spin-Off. These plans provide medical benefits to active employees and retirees under certain collective bargaining agreements.

Other Postemployment Benefit Plans
Obligations:
Our other postemployment plans are primarily not funded. The changes in and the amount of the accrued benefit obligation at December 28, 2013 and December 29, 2012 were:

	December 28, 2013	December 29, 2012
	(in millions)
Accrued benefit obligation at beginning of year	$63	$52
Service cost	2	4
Interest cost	2	2
Benefits paid	(6)	(10)
Actuarial gains	(2)	(1)
Transfer from Mondelēz International	—	15
Other	(4)	1
Accrued benefit obligation at end of year	$55	$63
The accrued benefit obligation was determined using a weighted average discount rate of 3.1% in 2013 and 2.6% in 2012, an assumed ultimate annual turnover rate of 0.5% in 2013 and 2012, a weighted average assumed compensation cost increase of 4.0% in 2013 and 3.5% in 2012, and assumed benefits as defined in the respective plans.
Other postemployment costs arising from actions that offer employees benefits in excess of those specified in the respective plans are charged to expense when incurred.
Components of Net Postemployment Cost:
Net postemployment cost consisted of the following for the years ended December 28, 2013, December 29, 2012, and December 31, 2011:

	For the Years Ended
	December 28, 2013	December 29, 2012	December 31, 2011
	(in millions)
Service cost	$2	$4	$2
Interest cost	2	2	1
Actuarial (gains) / losses	(2)	1	23
Other	(1)	—	16
Net other postemployment cost	$1	$7	$42
A benefit from market-based impacts of $1 million as of December 28, 2013 and an expense of $2 million as of December 29, 2012 and December 31, 2011 were included in actuarial (gains) / losses in the table above. Other postemployment costs in 2011 primarily relate to the recognition of the partially funded Canadian postemployment plan.
As of December 28, 2013, we do not expect to amortize any prior service cost / (credit) for the other postemployment benefit plans from accumulated other comprehensive earnings / (losses) into net postemployment costs during 2014.
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
Total Mondelēz International benefit plan costs allocated to us were $491 million in the first nine months of 2012 prior to the Spin-Off and $497 million in 2011. The expense allocations for these benefits were determined based on a review of personnel by business unit and based on allocations of corporate or other shared functional personnel. These allocated costs are reflected in our cost of sales and selling, general and administrative expenses. These costs were funded through intercompany transactions with Mondelēz International and were reflected within the parent company investment equity balance. Our allocated expenses in connection with the pension plans were $283 million in 2012 and $261 million in 2011. Our allocated expenses in connection with the postretirement plans were $142 million in 2012 and $160 million in 2011.
Note 10.   Financial Instruments
Fair Value of Derivative Instruments:
The fair values of derivative instruments recorded in the consolidated balance sheets as of December 28, 2013 and December 29, 2012 were:

	December 28, 2013		December 29, 2012
	Assets	Liabilities	Assets	Liabilities
	(in millions)
Derivatives designated as hedging instruments:
Commodity contracts	$5	$4	$7	$11
Foreign exchange contracts	48	—	8	3
	$53	$4	$15	$14
Derivatives not designated as hedging instruments:
Commodity contracts	$40	$21	$24	$34
Total fair value	$93	$25	$39	$48
The fair value of our asset derivatives is recorded within other current assets and other assets. The fair value of our liability derivatives is recorded within other current liabilities.
The fair value (asset / (liability)) of our derivative instruments at December 28, 2013 was determined using:

	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Commodity contracts	$20	$20	$—	$—
Foreign exchange contracts	48	—	48	—
Total derivatives	$68	$20	$48	$—

The fair value (asset / (liability)) of our derivative instruments at December 29, 2012 was determined using:

	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Commodity contracts	$(14)	$(7)	$(7)	$—
Foreign exchange contracts	5	—	5	—
Total derivatives	$(9)	$(7)	$(2)	$—
Level 1 financial assets and liabilities consist of commodity futures and options contracts and are valued using quoted prices in active markets for identical assets and liabilities.
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
Derivative Volume:
The net notional values of our derivative instruments as of December 28, 2013 and December 29, 2012 were:

	Notional Amount
	December 28, 2013	December 29, 2012
	(in millions)
Commodity contracts	$484	$518
Foreign exchange contracts	901	947
Cash Flow Hedges:
Cash flow hedge activity, net of income taxes, within accumulated other comprehensive (losses) / earnings included:

	For the Years Ended
	December 28, 2013	December 29, 2012	December 31, 2011
	(in millions)
Accumulated other comprehensive (losses) / earnings at beginning of period	$(152)	$(18)	$32
Unrealized gains / (losses)	20	(199)	(4)
Transfer of realized losses / (gains) to earnings	3	69	(46)
Transfer of realized losses from Mondelēz International	—	(4)	—
Accumulated other comprehensive losses at end of period	$(129)	$(152)	$(18)
The unrealized (losses) / gains, net of income taxes, recognized in other comprehensive earnings were:

	For the Years Ended
	December 28, 2013	December 29, 2012	December 31, 2011
	(in millions)
Commodity contracts	$(16)	$(57)	$16
Foreign exchange contracts	36	(5)	(4)
Interest rate contracts	—	(137)	(16)
Total	$20	$(199)	$(4)

The (losses) / gains, net of income taxes, reclassified from accumulated other comprehensive earnings / (losses) into net earnings were:

	For the Years Ended
	December 28, 2013	December 29, 2012	December 31, 2011
	(in millions)
Commodity contracts	$(26)	$(49)	$52
Foreign exchange contracts	31	(1)	(6)
Interest rate contracts	(8)	(19)	—
Total	$(3)	$(69)	$46
The gains / (losses) on ineffectiveness recognized in pre-tax earnings were:

	For the Years Ended
	December 28, 2013	December 29, 2012	December 31, 2011
	(in millions)
Commodity contracts	$—	$(4)	$2
Interest rate contracts	—	(23)	—
Total	$—	$(27)	$2
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
Based on our valuation at December 28, 2013, we would expect to transfer unrealized losses of $3 million (net of taxes) for commodity cash flow hedges, unrealized gains of $11 million (net of taxes) for foreign currency cash flow hedges, and unrealized losses of $8 million (net of taxes) for interest rate cash flow hedges to earnings during the next 12 months.
Hedge Coverage:
As of December 28, 2013, we had hedged forecasted transactions for the following durations:

•	commodity transactions for periods not exceeding the next twelve months;

•	foreign currency transactions for periods not exceeding the next five years; and

•	interest rate transactions for periods not exceeding the next 29 years.
Economic Hedges:
Gains recorded in net earnings for economic hedges which are not designated as hedging instruments included:

	For the Years Ended			Location of Gain/(Loss) Recognized Earnings
	December 28, 2013	December 29, 2012	December 31, 2011
	(in millions)
Commodity contracts	$14	$36	$31	Cost of sales
Note 11. Commitments and Contingencies
Legal Proceedings:
We are routinely involved in legal proceedings, claims, and governmental inquiries, inspections or investigations (“Legal Matters”) arising in the ordinary course of our business.
On March 1, 2011, the Starbucks Coffee Company (“Starbucks”) took control of the Starbucks packaged coffee business (“Starbucks CPG business”) in grocery stores and other channels. Starbucks did so without our authorization and in what we contended was a violation and breach of our license and supply agreement with Starbucks related to the Starbucks CPG business (the “Starbucks Agreement”). The dispute was arbitrated in Chicago, Illinois, and on November 12, 2013, the arbitrator issued a decision awarding us compensation for Starbucks’ unilateral termination of the Starbucks Agreement. While we remained the named party in the proceeding, pursuant to the Separation and Distribution Agreement between Mondelēz International and us, Mondelēz International paid any costs and expenses incurred in connection with the arbitration and we directed the payment of the recovery we were awarded in the arbitration proceeding to Mondelēz International. The arbitration’s outcome did not have a material financial impact on us.
While we cannot predict with certainty the results of Legal Matters in which we are currently involved or may in the future be involved, we do not expect that the ultimate costs to resolve any of the Legal Matters that are currently pending will have a material adverse effect on our financial condition or results of operation.
Third-Party Guarantees:
We have third-party guarantees primarily covering long-term obligations related to leased properties. The carrying amount of our third-party guarantees on our consolidated balance sheet was $24 million at December 28, 2013 and $22 million at December 29, 2012. The maximum potential payment under these guarantees was $53 million at December 28, 2013 and $64 million at December 29, 2012. Substantially all of these guarantees expire at various times through 2027.
Leases:
Rental expenses were $176 million in 2013, $150 million in 2012, and $169 million in 2011. As of December 28, 2013, minimum rental commitments under non-cancelable operating leases in effect at year-end were (in millions):

2014	$109
2015	85
2016	71
2017	56
2018	49
Thereafter	126
Total	$496

In the fourth quarter, we entered into a build-to-suit lease on a facility we expect to be completed in early 2015. Under this agreement, we have committed to pay approximately $70 million over a 21-year lease term.

Note 12. Income Taxes
Earnings from continuing operations before income taxes and the provision for income taxes consisted of the following:

	For the Years Ended
	December 28, 2013	December 29, 2012	December 31, 2011
	(in millions)
Earnings from continuing operations before income taxes:
United States	$3,596	$2,156	$2,650
Outside United States	494	297	226
Total	$4,090	$2,453	$2,876

Provision for income taxes:
United States federal:
Current	$591	$209	$816
Deferred	566	424	43
	1,157	633	859
State and local:
Current	34	54	169
Deferred	61	43	9
	95	97	178
Total United States	1,252	730	1,037
Outside United States:
Current	42	78	77
Deferred	81	3	(13)
Total outside United States	123	81	64
Total provision for income taxes	$1,375	$811	$1,101
The effective income tax rate on pre-tax earnings differed from the U.S. federal statutory rate for the following reasons :

	For the Years Ended
	December 28, 2013	December 29, 2012	December 31, 2011
U.S. federal statutory rate	35.0%	35.0%	35.0%
Increase / (decrease) resulting from:
U.S. state and local income taxes, net of federal tax benefit excluding IRS audit impacts	1.7%	2.8%	3.9%
U.S. federal and state reserves on IRS audit settlements	(0.1)%	(1.3)%	1.1%
Domestic manufacturing deduction	(1.2)%	(2.7)%	(1.7)%
Foreign rate differences	(1.8)%	(1.1)%	(0.3)%
Other	—%	0.4%	0.3%
Effective tax rate	33.6%	33.1%	38.3%
Our 2013 effective tax rate included net tax benefits of $61 million from discrete one-time events, primarily from various U.S. federal, foreign, and state tax audit developments, statute of limitations expirations during the year, and valuation allowance reversals of $23 million.
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
Our unrecognized tax benefits of $259 million at December 28, 2013 are included in other current liabilities and other liabilities. If we had recognized all of these benefits, the net impact on our income tax provision would have been $168 million. The amount of net unrecognized tax benefits could decrease by approximately $50 million to $75 million during the next 12 months. We include accrued interest and penalties related to uncertain tax positions in our tax provision. We have accrued interest and penalties of $74 million as of December 28, 2013 and $67 million as of December 29, 2012. Our provision for income taxes included $13 million in 2013 and $18 million in 2012 for interest and penalties and we paid interest and penalties of $2 million during 2013 and $4 million during 2012.
The changes in our unrecognized tax benefits were:

	For the Years Ended
	December 28, 2013	December 29, 2012	December 31, 2011
	(in millions)
Beginning of year	$258	$371	$329
Increases from positions taken during prior periods	2	11	34
Decreases from positions taken during prior periods	(5)	(90)	(18)
Decreases from statute of limitations expirations	(28)	—	(1)
Increases from positions taken during the current period	39	16	33
Net transfers to / from Mondelēz International	—	(9)	—
Decreases relating to settlements with taxing authorities	(3)	(33)	(13)
Currency / other	(4)	(8)	7
End of year	$259	$258	$371
We have entered into a tax sharing agreement with Mondelēz International, which provides that for periods prior to October 1, 2012, Mondelēz International is liable for and will indemnify us against all U.S. federal income taxes and substantially all foreign income taxes, excluding Canadian income taxes; and that we are liable for and will indemnify Mondelēz International against U.S. state income taxes and Canadian federal and provincial income taxes. However, if we breach certain covenants or other obligations or are involved in certain change-in-control transactions, Mondelēz International may not be required to indemnify us for income taxes arising pursuant to the Spin-Off. Similarly, if Mondelēz International breaches certain covenants or other obligations or are involved in other change-in-control transactions, we may not be required to indemnify them for income taxes arising pursuant to the Spin-Off.
Our U.S. operations were included in Mondelēz International’s U.S. federal consolidated income tax returns for tax periods through October 1, 2012. In July 2012, Mondelēz International reached a final resolution on a U.S. federal income tax audit of the 2004-2006 tax years and on a Canadian income tax audit of certain matters related to the 2003-2006 tax years. The U.S. federal statute of limitations remains open for tax year 2007 and forward, and federal income tax returns for 2007-2009 are currently under examination. As noted above Kraft is indemnified for federal taxes U.S. state and local and foreign jurisdictions have statutes of limitations generally ranging from three to five years unless we agree to an extension. In Canada, our only significant foreign jurisdiction, the earliest open tax year is 2006.
At December 28, 2013, Kraft had outside tax basis in excess of book basis in certain foreign subsidiaries in which earnings are indefinitely reinvested. As of that date, applicable U.S. federal income taxes and foreign withholding taxes had not been provided on approximately $375 million of unremitted earnings of such foreign subsidiaries.  If such earnings were to be remitted, our incremental tax cost would be approximately $15 million.

The tax effects of temporary differences that gave rise to deferred income tax assets and liabilities consisted of the following at December 28, 2013 and December 29, 2012:

	December 28, 2013	December 29, 2012
	(in millions)
Deferred income tax assets:
Pension benefits	$104	$730
Postretirement benefits	1,238	1,418
Other employee benefits	122	102
Other	497	442
Total deferred income tax assets	1,961	2,692
Valuation allowance	(3)	(26)
Net deferred income tax assets	$1,958	$2,666
Deferred income tax liabilities:
Trade names	$(828)	$(827)
Property, plant and equipment	(949)	(969)
Debt exchange	(384)	(418)
Other	(65)	(17)
Total deferred income tax liabilities	(2,226)	(2,231)
Net deferred income tax assets / (liabilities)	$(268)	$435
Note 13. Accumulated Other Comprehensive Earnings / (Losses)
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
The components of, and changes in, accumulated other comprehensive earnings / (losses) were as follows (net of tax):

	Foreign Currency Adjustments	Postemployment Benefit Plan Adjustments	Derivative Hedging Adjustments	Total Accumulated Other Comprehensive Earnings / (Losses)
	(in millions)
Balance at December 30, 2012	$(359)	$51	$(152)	$(460)
Other comprehensive (losses) / gains before reclassifications:
Foreign currency adjustments	(68)	—	—	(68)
Unrealized gains in fair value	—	—	20	20
Prior service credits	—	19	—	19
	(68)	19	20	(29)
Amounts reclassified from accumulated other comprehensive earnings:
Transfer of realized losses in fair value to net earnings	—	—	3	3
Amortization of prior service credits	—	(13)	—	(13)
	—	(13)	3	(10)
Net current-period other comprehensive (losses) / earnings	(68)	6	23	(39)
Balances at December 28, 2013	$(427)	$57	$(129)	$(499)

Amounts reclassified from accumulated other comprehensive earnings / (losses) in the year ended December 28, 2013 were as follows:

	Amount Reclassified from Accumulated Other Comprehensive Earnings / (Losses)
Details about Accumulated Other Comprehensive Earnings / (Losses) Components	For the Year Ended December 28, 2013		Affected Line Item in the Statement Where Net Income is Presented

Derivative hedging (gains) / losses
Commodity contracts	$42		Cost of sales
Foreign exchange contracts	(50)		Interest and other expense, net
Interest rate contracts	12		Interest and other expense, net
Total before tax	4		Earnings before income taxes
Tax expense	(1)		Provision for income taxes
Net of tax	$3		Net earnings

Postemployment benefit plan adjustments
Amortization of prior service credits	$(22)	(1)
Total before tax	(22)		Earnings before income taxes
Tax benefit	9		Provision for income taxes
Net of tax	$(13)		Net earnings

(1)
These accumulated other comprehensive earnings components are included in the computation of net periodic pension and postretirement health care costs. See Note 9, Postemployment Benefit Plans, for additional information.

Note 14. Earnings Per Share (“EPS”)
We grant shares of restricted stock and RSUs that are considered to be participating securities. Due to the presence of participating securities, we have calculated our EPS using the two-class method.

	For the Years Ended
	December 28, 2013	December 29, 2012	December 31, 2011
	(in millions, except per share data)
Basic EPS:
Net earnings	$2,715	$1,642	$1,775
Earnings allocated to participating securities	12	5	—
Earnings available to common shareholders - basic	$2,703	$1,637	$1,775
Weighted average common shares outstanding	594	591	591
Net earnings per share	$4.55	$2.77	$3.00
Diluted EPS:
Net earnings	$2,715	$1,642	$1,775
Earnings allocated to participating securities	12	5	—
Earnings available to common shareholders - diluted	$2,703	$1,637	$1,775
Weighted average common shares outstanding	594	591	591
Effect of dilutive securities	5	5	—
Weighted average common shares, including dilutive effect	599	596	591
Net earnings per share	$4.51	$2.75	$3.00

We excluded 0.3 million antidilutive stock options and Performance Shares from our calculation of weighted average shares for diluted EPS for the year ended December 28, 2013. Antidilutive options were insignificant for the years ended December 29, 2012 and December 31, 2011.
Basic and diluted earnings per common share and the average number of common shares outstanding as of December 31, 2011 were retrospectively restated for the number of Kraft Foods Group shares outstanding immediately following the Spin-Off. The same number of shares was used to calculate basic and diluted EPS since no Kraft Foods Group equity awards were outstanding prior to the Spin-Off.
Note 15. Segment Reporting
We manufacture and market food and beverage products, including refrigerated meals, refreshment beverages, coffee, cheese, and other grocery products, primarily in the United States and Canada. Effective July 1, 2013, we began managing and reporting operating results through six reportable segments: Beverages, Cheese, Refrigerated Meals, Meals & Desserts, Enhancers & Snack Nuts, and Canada. Our remaining businesses, including our Foodservice and Exports businesses, are aggregated and disclosed as “Other Businesses”. We reflect this reorganization for all the historical periods presented.
Management uses segment operating income to evaluate segment performance and allocate resources. We believe it is appropriate to disclose this measure to help investors analyze segment performance and trends. Segment operating income excludes unrealized gains and losses on hedging activities, certain components of our postemployment benefit plans, and general corporate expenses (which are a component of selling, general and administrative expenses) for all periods presented.
We exclude the unrealized gains and losses on hedging activities (which are a component of cost of sales) from segment operating income in order to provide better transparency of our segment operating results. Once realized, the gains and losses on hedging activities are recorded within segment operating results.
We exclude certain components of our postemployment benefit plans (which are a component of cost of sales and selling, general and administrative expenses) from segment operating income because we centrally manage postemployment benefit plan funding decisions and the determination of discount rate, expected rate of return on plan assets, and other actuarial assumptions. We also manage market-based impacts to these benefit plans centrally. Therefore, we allocate only the service cost component of our pension plan expense to segment operating income.
Furthermore, we centrally manage interest and other expense, net. Accordingly, we do not present these items by segment because they are excluded from the segment profitability measure that management reviews. We use the same accounting policies for the segments as those described in Note 1, Summary of Significant Accounting Policies.
Our segment net revenues and earnings consisted of:

	For the Years Ended
	December 28, 2013	December 29, 2012	December 31, 2011
	(in millions)
Net revenues:
Beverages	$2,681	$2,718	$2,990
Cheese	3,925	3,829	3,788
Refrigerated Meals	3,334	3,280	3,313
Meals & Desserts	2,305	2,311	2,271
Enhancers & Snack Nuts	2,101	2,220	2,259
Canada	2,037	2,010	1,967
Other Businesses	1,835	1,903	1,988
Net revenues	$18,218	$18,271	$18,576

	For the Years Ended
	December 28, 2013	December 29, 2012	December 31, 2011
	(in millions)
Earnings before income taxes:
Operating income:
Beverages	$349	$260	$450
Cheese	634	618	629
Refrigerated Meals	329	379	319
Meals & Desserts	665	712	722
Enhancers & Snack Nuts	529	592	594
Canada	373	301	302
Other Businesses	227	180	182
Unrealized gains / (losses) on hedging activities	21	13	(64)
Certain postemployment benefit plan income / (costs)	1,622	(305)	(240)
General corporate expenses	(158)	(80)	(66)
Operating income	4,591	2,670	2,828
Interest and other expense, net	(501)	(258)	(7)
Royalty income from Mondelēz International	—	41	55
Earnings before income taxes	$4,090	$2,453	$2,876
The increase in postemployment benefit plan income in 2013 compared to costs in 2012 and 2011 resulted primarily from our annual remeasurement of our postemployment benefit plans as of December 28, 2013. We were allocated multiemployer postemployment benefit plan costs from Mondelēz International of $491 million in 2012 prior to the Spin-Off and $497 million in 2011. Of these allocated costs, $168 million in 2012 and $143 million in 2011 were excluded from our segments in certain postemployment benefit plan income / (costs) above.

Included within our segment results are sales to Mondelēz International that totaled $147 million in 2013, $114 million in 2012, and $100 million in 2011 and costs savings initiatives expenses. See Note 5, Cost Savings Initiatives, for cost savings initiatives expenses by segment.
See Note 6, Debt, for more information on the increase in interest and other expense net in 2013 compared to 2012 and 2011.
Total assets, depreciation expense and capital expenditures by segment were:

	As of
	December 28, 2013	December 29, 2012
	(in millions)
Total Assets:
Beverages	$2,593	$2,662
Cheese	4,400	4,455
Refrigerated Meals	2,294	2,321
Meals & Desserts	2,389	2,373
Enhancers & Snack Nuts	5,458	5,567
Canada	2,016	2,275
Other Businesses	1,597	1,607
Unallocated assets (1)	2,401	1,919
Total assets	$23,148	$23,179

(1) Unallocated assets consist primarily of cash and cash equivalents, deferred income taxes, prepaid pension assets, and derivative financial instrument balances.

	For the Years Ended
	December 28, 2013	December 29, 2012	December 31, 2011
	(in millions)
Depreciation Expense:
Beverages	$69	$72	$66
Cheese	92	119	80
Refrigerated Meals	84	76	83
Meals & Desserts	49	70	72
Enhancers & Snack Nuts	28	24	25
Canada	38	31	38
Other Businesses	33	36	—
Total depreciation expense	$393	$428	$364

	For the Years Ended
	December 28, 2013	December 29, 2012	December 31, 2011
	(in millions)
Capital expenditures:
Beverages	$146	$129	$121
Cheese	150	84	72
Refrigerated Meals	80	83	88
Meals & Desserts	68	63	57
Enhancers & Snack Nuts	33	37	22
Canada	60	33	37
Other Businesses	20	11	4
Total capital expenditures	$557	$440	$401
Concentration of risk:
Our largest customer, Wal-Mart Stores, Inc., accounted for approximately 26% of net revenues in 2013, 25% in 2012, and 24% in 2011.
Geographic data for net revenues and long-lived assets were:

	For the Years Ended
	December 28, 2013	December 29, 2012	December 31, 2011
	(in millions)
Net revenues:
United States	$15,676	$15,752	$16,109
Canada	2,302	2,306	2,265
Exports	240	213	202
Total net revenues	$18,218	$18,271	$18,576

	As of
	December 28, 2013	December 29, 2012
	(in millions)
Long-lived assets:
United States	$16,516	$16,434
Canada	1,724	1,922
Total long-lived assets	$18,240	$18,356
Note 16. Quarterly Financial Data (Unaudited)

	2013 Quarters
	First	Second	Third	Fourth
	(in millions, except per share data)
Net revenues	$4,513	$4,716	$4,394	$4,595
Gross profit	$1,470	$1,936	$1,486	$1,932
Net earnings	$456	$829	$500	$931
Per share data:
Basic earnings per share	$0.77	$1.39	$0.84	$1.56
Diluted earnings per share	$0.76	$1.38	$0.83	$1.54
Dividends declared	$0.50	$0.50	$—	$1.05
Market price – high	$52.29	$57.84	$58.76	$55.93
– low	$44.16	$49.79	$51.20	$51.72

	2012 Quarters
	First	Second	Third	Fourth
	(in millions, except per share data)
Net revenues	$4,425	$4,766	$4,588	$4,492
Gross profit	$1,421	$1,616	$1,569	$1,165
Net earnings	$483	$603	$466	$90
Per share data:
Basic earnings per share	$0.82	$1.02	$0.79	$0.15
Diluted earnings per share	$0.82	$1.02	$0.79	$0.15
Dividends declared	$—	$—	$—	$0.50
Market price (1) – high	$—	$—	$47.30	$48.00
– low	$—	$—	$43.06	$42.00

(1)	Our common stock began “when issued” trading on September 17, 2012.
Basic and diluted EPS are computed independently for each of the periods presented. Accordingly, the sum of the quarterly EPS amounts may not equal the total for the year.
Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our CEO and CFO, with other members of management, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 28, 2013.
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
Our CEO and CFO, with other members of management, evaluated the changes in our internal control over financial reporting during the quarter ended December 28, 2013. We determined that there were no changes in our internal control over financial reporting during the quarter ended December 28, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Report of Management on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those written policies and procedures that:

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
Management assessed the effectiveness of our internal control over financial reporting as of December 28, 2013. Management based this assessment on criteria described in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on this assessment, management determined that, as of December 28, 2013, we maintained effective internal control over financial reporting.
PricewaterhouseCoopers LLP, an independent registered public accounting firm, who audited the consolidated financial statements included in this Annual Report on Form 10-K, has also audited the effectiveness of our internal control over financial reporting as of December 28, 2013 as stated in their report which appears herein under Item 8.
February 21, 2014
Item 9B.  Other Information.
None.
PART III
Item 10.  Directors, Executive Officers and Corporate Governance.
We have a written code of ethics that applies to all of our employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. Our code of ethics is available free of charge on our Web site at www.kraftfoodsgroup.com and will be provided free of charge to any shareholder submitting a written request to: Corporate Secretary, Kraft Foods Group, Inc., Three Lakes Drive, Northfield, IL 60093. Any amendment to our code of ethics and any waiver applicable to our executive officers or senior financial officers will be posted on our Web site within the time period required by the SEC and applicable NASDAQ rules. The information on our Web site is not, and shall not be deemed to be, a part of this Annual Report on Form 10-K or incorporated into any other filings we make with the SEC.

Additional information required by this Item 10 is included under the headings “Company Proposals - Proposal 1. Election of Directors,” “Corporate Governance and Board Matters – Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance and Board Matters – Governance Guidelines and Codes of Conduct,” and “Board Committees and Membership – Audit Committee” in our definitive Proxy Statement for our Annual Meeting of Shareholders scheduled to be held on May 6, 2014 (“2014 Proxy Statement”). This information is incorporated by reference into this Annual Report on Form 10-K.
Item 11.  Executive Compensation.
Information required by this Item 11 is included under the headings “Board Committees and Membership – Compensation Committee,” “Compensation of Non-Employee Directors,” “Compensation Discussion and Analysis," and "Executive Compensation Tables,” in our 2014 Proxy Statement. This information is incorporated by reference into this Annual Report on Form 10-K.
Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The number of shares to be issued upon exercise or vesting of awards issued under, and the number of shares remaining available for future issuance under, our equity compensation plans at December 28, 2013 were:
Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (2)	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	19,630,459	$35.26	49,698,827	(3)
Equity compensation plans not approved by security holders (1)	—	—	5,000,000
Total	19,630,459	$35.26	54,698,827

(1)
Consists of shares available for issuance under our Management Stock Purchase Plan pursuant to which certain employees can defer up to 50% of their annual bonus into Kraft stock-based deferred compensation units and receive a company match of 25% of the deferred amount in Kraft restricted stock units that vest after three years. Under this plan, we do not intend to issue new shares of common stock for the Kraft stock-based deferred compensation units, but purchase the shares from the open market. The matching shares will be granted from the 2012 Plan.

(2)	Includes vesting of deferred and long-term incentive plan stock.

(3)
Includes 11,359,565 shares available for issuance under our Employee Stock Purchase Plan (the “ESPP”). The ESPP allows employees to purchase shares of Kraft common stock at a discount of up to 15% of the market price of Kraft common stock on the date of purchase. Under this plan, we do not intend to issue new shares, but purchase the shares from the open market.

Information related to the security ownership of certain beneficial owners and management is included in our 2014 Proxy Statement under the heading “Ownership of Equity Securities” and is incorporated by reference into this Annual Report on Form 10-K.
Item 13.  Certain Relationships and Related Transactions, and Director Independence.
Information required by this Item 13 is included under the headings “Corporate Governance and Board Matters - Independence and Related Person Transactions” in our 2014 Proxy Statement. This information is incorporated by reference into this Annual Report on Form 10-K.
Item 14.  Principal Accountant Fees and Services.
Information required by this Item 14 is included under the heading “Board Committees and Membership – Audit Committee” in our 2014 Proxy Statement. This information is incorporated by reference into this Annual Report on Form 10-K.

PART IV
Item 15.  Exhibits and Financial Statement Schedules.

(a)	Index to Consolidated Financial Statements and Schedules
Schedules other than those listed above have been omitted either because such schedules are not required or are not applicable.

(b)	The following exhibits are filed as part of, or incorporated by reference into, this Annual Report:

2.1
Separation and Distribution Agreement between Mondelēz International, Inc. (formerly known as Kraft Foods Inc.) and Kraft Foods Group, Inc., dated as of September 27, 2012 (incorporated by reference to Exhibit 2.1 to Amendment No. 1 to our Registration Statement on Form S-4 filed with the SEC on October 26, 2012 (File No. 333-184314)).

2.2
Canadian Asset Transfer Agreement between Mondelēz Canada Inc. and Kraft Canada Inc., dated as of September 29, 2012 (incorporated by reference to Exhibit 2.2 to Amendment No. 2 to our Registration Statement on Form S-4 filed with the SEC on December 4, 2012 (File No. 333-184314)).

2.3
Master Ownership and License Agreement Regarding Patents, Trade Secrets and Related Intellectual Property between Kraft Foods Global Brands LLC, Kraft Foods Group Brands LLC, Kraft Foods UK Ltd. and Kraft Foods R&D Inc., dated as of October 1, 2012 (incorporated by reference to Exhibit 2.3 to Amendment No. 2 to our Registration Statement on Form S-4 filed with the SEC on December 4, 2012 (File No. 333-184314)).

2.4
Master Ownership and License Agreement Regarding Trademarks and Related Intellectual Property between Kraft Foods Global Brands LLC and Kraft Foods Group Brands LLC., dated as of September 27, 2012 (incorporated by reference to Exhibit 2.4 to Amendment No. 2 to our Registration Statement on Form S-4 filed with the SEC on December 4, 2012 (File No. 333-184314)).

3.1
Amended and Restated Articles of Incorporation of Kraft Foods Group, Inc. (incorporated by reference to Exhibit 3.1 to our Registration Statement on Form 10 filed with the SEC on July 17, 2012 (File No. 001-35491)).

3.2
Amended and Restated Bylaws of Kraft Foods Group, Inc., effective December 10, 2012 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on December 14, 2012 (File No. 001-35491)).

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

4.4
Indenture by and between Nabisco, Inc. (which was acquired by Mondelēz International, Inc in 2000) and Citibank, N.A., as trustee, dated as of June 5, 1995 (incorporated by reference to Exhibit 4.1 to Mondelēz International, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on May 9, 2007 (File No. 001-16483)).

Other instruments defining the rights of holders of long-term debt securities of Kraft Foods Group, Inc. and its subsidiaries are omitted pursuant to Section(b)(4)(iii)(A) of Item 601 of Regulation S-K. We hereby agree to furnish copies of these instruments to the SEC upon request.

10.1
$3,000,000,000 Five-Year Revolving Credit Agreement, by and among Kraft Foods Group, Inc., Mondelēz International, Inc. (formerly known as Kraft Foods Inc.), as guarantor, the initial lenders named therein, JPMorgan Chase Bank, N.A. and Barclays Bank plc, as co-administrative agents, JPMorgan Chase Bank, N.A., as paying agent, Citibank, N.A. and The Royal Bank of Scotland plc, as co-syndication agents, and Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., HSBC Securities (USA) Inc. and Wells Fargo Bank, National Association, as co-documentation agents, dated as of May 18, 2012 (incorporated by reference to Exhibit 10.2 to Amendment No.1 to our Registration Statement on Form S-4 filed with the SEC on October 26, 2012 (File No. 333-184314)).

10.2
Tax Sharing and Indemnity Agreement by and between Mondelēz International, Inc. (formerly known as Kraft Foods Inc.) and Kraft Foods Group, Inc., dated as of September 27, 2012 (incorporated by reference to Exhibit 10.3 to Amendment No. 1 to our Registration Statement on Form S-4 filed with the SEC on October 26, 2012 (File No. 333-184314)).

10.3
Employee Matters Agreement between Mondelēz International, Inc. (formerly known as Kraft Foods Inc.) and Kraft Foods Group, Inc., dated as of September 27, 2012 (incorporated by reference to Exhibit 10.4 to Amendment No. 1 to our Registration Statement on Form S-4 filed with the SEC on October 26, 2012 (File No. 333-184314)).

10.4
Master General Transition Services Agreement between Kraft Foods Group, Inc. and Mondelēz Global LLC, dated as of September 27, 2012 (incorporated by reference to Exhibit 10.8 to Amendment No. 2 to our Registration Statement on Form S-4 filed with the SEC on December 4, 2012 (File No. 333-184314)).*

10.5
Master Information Technology Transition Services Agreement between Kraft Foods Group, Inc. and Mondelēz Global LLC, dated as of September 27, 2012 (incorporated by reference to Exhibit 10.10 to Amendment No. 2 to our Registration Statement on Form S-4 filed with the SEC on December 4, 2012 (File No. 333-184314)).*

10.6
Kraft Foods Group, Inc. Change in Control Plan for Key Executives, adopted as of October 2, 2012 (incorporated by reference to Exhibit 10.19 to Amendment No. 2 to our Registration Statement on Form S-4 filed with the SEC on December 4, 2012 (File No. 333-184314)).+

10.7
Kraft Foods Group, Inc. Deferred Compensation Plan for Non-Management Directors (incorporated by reference to Exhibit 4.3 to our Registration Statement on Form S-8 filed with the SEC on September 12, 2012 (File No. 333-183867)).+

10.8
Kraft Foods Group, Inc. 2012 Performance Incentive Plan (incorporated by reference to Exhibit 4.3 to our Registration Statement on Form S-8 filed with the SEC on September 12, 2012 (File No. 333-183868)).+

10.9
Kraft Foods Group, Inc. Management Stock Purchase Plan (incorporated by reference to Exhibit 4.3 to our Registration Statement on Form S-8 filed with the SEC on November 9, 2012 (File No. 333-184872)).+

10.10
Form of Indemnity Agreement between Kraft Foods Group, Inc. and Non-Management Directors (incorporated by reference to Exhibit 10.24 to our Registration Statement on Form 10 filed with the SEC on July 17, 2012 (File No. 001-35491)).+

10.11
Form of Indemnity Agreement between Kraft Foods Group, Inc. and Directors and Officers (incorporated by reference to Exhibit 10.25 to our Registration Statement on Form 10 filed with the SEC on July 17, 2012 (File No. 001-35491)).+

10.12
Offer of Employment Letter between Mondelēz International, Inc. (formerly known as Kraft Foods Inc.) and John T. Cahill, dated December 3, 2011 (incorporated by reference to Exhibit 10.1 to our Registration Statement on Form 10 filed with the SEC on April 2, 2012 (File No. 001-35491)).+

10.13
Offer of Employment Letter between Mondelēz International, Inc. (formerly known as Kraft Foods Inc.) and Robert J. Gorski, dated April 25, 2012 (incorporated by reference to Exhibit 10.26 to our Registration Statement on Form 10 filed with the SEC on August 6, 2012 (File No. 001-35491)).+

10.14
Offer of Employment Letter between Mondelēz International, Inc. (formerly known as Kraft Foods Inc.) and Kim K. W. Rucker, dated July 16, 2012 (incorporated by reference to Exhibit 10.25 to Amendment No. 2 to our Registration Statement on Form S-4 filed with the SEC on December 4, 2012 (File No. 333-184314)).+

10.15
Offer of Employment Letter between Kraft Foods Group, Inc. and Teri List-Stoll dated July 17, 2013 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on October 31, 2013 (File No. 333-35491)).+

10.16
Letter Agreement between Kraft Foods Group, Inc. and Timothy R. McLevish, dated November 21, 2012 (incorporated by reference to Exhibit 10.15 to our Annual Report on Form 10-K filed with the SEC on March 21, 2013 (File No. 333-35491).+

10.17
Form of Kraft Foods Group, Inc. 2012 Performance Incentive Plan Global Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.16 to our Annual Report on Form 10-K filed with the SEC on March 21, 2013 (File No. 333-35491).+

10.18
Form of Kraft Foods Group, Inc. 2012 Performance Incentive Plan Global Stock Option Award Agreement (incorporated by reference to Exhibit 10.15 to our Annual Report on Form 10-K filed with the SEC on March 21, 2013 (File No. 333-35491).+

10.19
Form of Kraft Foods Group, Inc. 2012 Performance Incentive Plan Performance Share Plan Award Agreement (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on August 2, 2013 (File No. 333-35491)).+

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

101.1
The following materials from Kraft’s Annual Report on Form 10-K for the year ended December 28, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Earnings, (ii) the Consolidated Statements of Comprehensive Earnings, (iii) the Consolidated Statements of Equity, (iv) the Consolidated Balance Sheets, (v) the Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements, tagged as blocks of text, and (vii) document and entity information.

*	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment and have been separately furnished to the SEC.

+	Indicates a management contract or compensatory plan or arrangement.

Signature
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
KRAFT FOODS GROUP, INC.

/s/ Teri List-Stoll
Teri List-Stoll
Executive Vice President and
Chief Financial Officer
Date: February 21, 2014
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signature	Title	Date

/S/ W. ANTHONY VERNON W. Anthony Vernon	Chief Executive Officer and Director	February 21, 2014

/S/ TERI LIST-STOLL Teri List-Stoll	Executive Vice President and Chief Financial Officer	February 21, 2014

/S/ MELINDA D. WHITTINGTON Melinda D. Whittington	Vice President, Corporate Controller (Principal Accounting Officer)	February 21, 2014

/S/ JOHN T. CAHILL John T. Cahill	Executive Chairman	February 21, 2014

/S/ ABELARDO E. BRU Abelardo E. Bru	Director	February 21, 2014

/S/ L. KEVIN COX L. Kevin Cox	Director	February 21, 2014

/S/ MYRA M. HART Myra M. Hart	Director	February 21, 2014

/S/ PETER B. HENRY Peter B. Henry	Director	February 21, 2014

/S/ JEANNE P. JACKSON Jeanne P. Jackson	Director	February 21, 2014

/S/ TERRY J. LUNDGREN Terry J. Lundgren	Director	February 21, 2014

/S/ MACKEY J. MCDONALD Mackey J. McDonald	Director	February 21, 2014

/S/ JOHN C. POPE John C. Pope	Director	February 21, 2014

/S/ E. FOLLIN SMITH E. Follin Smith	Director	February 21, 2014

Kraft Foods Group, Inc.
Valuation and Qualifying Accounts
For the Years Ended December 28, 2013, December 29, 2012, and December 31, 2011
(in millions)

Col. A	Col. B	Col. C		Col. D	Col. E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
			(a)	(b)
2013:
Allowances related to accounts receivable	$28	$1	$—	$3	$26
Allowance for deferred taxes	26	—	—	23	3
	$54	$1	$—	$26	$29
2012:
Allowances related to accounts receivable	$23	$9	$—	$4	$28
Allowance for deferred taxes	34	(4)	—	4	26
	$57	$5	$—	$8	$54
2011:
Allowances related to accounts receivable	$22	$5	$(2)	$2	$23
Allowance for deferred taxes	22	12	—	—	34
	$44	$17	$(2)	$2	$57
Notes:

(a)	Primarily related to divestitures and currency translation.

(b)	Represents charges for which allowances were created.

S-1