Form 10-Q
period 2014-03-29
Kraft Foods Group, Inc.
filed 2014-05-02
CIK 1545158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2014
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
At April 26, 2014, there were 595,302,265 shares of the registrant’s common stock outstanding.

Kraft Foods Group, Inc

In this report, “Kraft Foods Group,” “we,” “us,” and “our” refers to Kraft Foods Group, Inc.

i

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
Kraft Foods Group, Inc.
Condensed Consolidated Statements of Earnings
(in millions of U.S. dollars, except per share data)
(Unaudited)

	For the Three Months Ended
	March 29, 2014	March 30, 2013
Net revenues	$4,362	$4,513
Cost of sales	2,802	3,043
Gross profit	1,560	1,470
Selling, general and administrative expenses	658	599
Asset impairment and exit costs	(2)	62
Operating income	904	809
Interest and other expense, net	116	123
Earnings before income taxes	788	686
Provision for income taxes	275	230
Net earnings	$513	$456
Per share data:
Basic earnings per share	$0.86	$0.77
Diluted earnings per share	$0.85	$0.76
Dividends declared	$0.53	$0.50
See accompanying notes to the condensed consolidated financial statements.

Kraft Foods Group, Inc.
Condensed Consolidated Statements of Comprehensive Earnings
(in millions of U.S. dollars)
(Unaudited)

	For the Three Months Ended
	March 29, 2014	March 30, 2013
Net earnings	$513	$456
Other comprehensive earnings / (losses):
Currency translation adjustment	(38)	(18)
Postemployment benefits:
Amortization of prior service credits	(6)	(5)
Tax benefit	2	2
Derivatives accounted for as hedges:
Net derivative gains / (losses)	53	(4)
Amounts reclassified from accumulated other comprehensive earnings	(16)	10
Tax expense	(14)	(2)
Total other comprehensive losses	(19)	(17)
Comprehensive earnings	$494	$439
See accompanying notes to the condensed consolidated financial statements.

Kraft Foods Group, Inc.
Condensed Consolidated Balance Sheets
(in millions of U.S. dollars)
(Unaudited)

	March 29, 2014	December 28, 2013
ASSETS
Cash and cash equivalents	$1,482	$1,686
Receivables (net of allowances of $26 in 2014 and 2013)	1,204	1,048
Inventories, net	1,909	1,616
Deferred income taxes	361	360
Other current assets	201	198
Total current assets	5,157	4,908
Property, plant and equipment, net	4,106	4,115
Goodwill	11,464	11,505
Intangible assets, net	2,235	2,229
Other assets	399	391
TOTAL ASSETS	$23,361	$23,148
LIABILITIES
Accounts payable	$1,598	$1,548
Accrued marketing	575	685
Accrued employment costs	87	184
Dividends payable	313	313
Accrued postretirement health care costs	196	197
Other current liabilities	765	483
Total current liabilities	3,534	3,410
Long-term debt	9,998	9,976
Deferred income taxes	644	662
Accrued pension costs	410	405
Accrued postretirement health care costs	3,070	3,080
Other liabilities	398	428
TOTAL LIABILITIES	18,054	17,961
Commitments and Contingencies (Note 10)
EQUITY
Common stock, no par value (5,000,000,000 shares authorized; 598,652,090 shares issued at March 29, 2014 and 596,843,449 at December 28, 2013)	—	—
Additional paid-in capital	4,516	4,434
Retained earnings	1,481	1,281
Accumulated other comprehensive losses	(518)	(499)
Treasury stock, at cost	(172)	(29)
TOTAL EQUITY	5,307	5,187
TOTAL LIABILITIES AND EQUITY	$23,361	$23,148
See accompanying notes to the condensed consolidated financial statements.

Kraft Foods Group, Inc.
Condensed Consolidated Statements of Equity
(in millions of U.S. dollars)
(Unaudited)

	Kraft Foods Group Shareholders’ Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings / (Deficit)	Accumulated Other Comprehensive Earnings / (Losses)	Treasury Stock	Total Equity
Balance at December 30, 2012	$—	$4,240	$(206)	$(460)	$(2)	$3,572
Comprehensive earnings / (losses):
Net earnings	—	—	2,715	—	—	2,715
Other comprehensive losses, net of income taxes	—	—	—	(39)	—	(39)
Exercise of stock options, issuance of other stock awards, and other	—	194	—	—	(27)	167
Dividends declared ($2.05 per share)	—	—	(1,228)	—	—	(1,228)
Balance at December 28, 2013	$—	$4,434	$1,281	$(499)	$(29)	$5,187
Comprehensive earnings / (losses):
Net earnings	—	—	513	—	—	513
Other comprehensive losses, net of income taxes	—	—	—	(19)	—	(19)
Exercise of stock options, issuance of other stock awards, and other	—	82	—	—	(19)	63
Common shares repurchased	—	—	—	—	(124)	(124)
Dividends declared ($0.53 per share)	—	—	(313)	—	—	(313)
Balance at March 29, 2014	$—	$4,516	$1,481	$(518)	$(172)	$5,307
See accompanying notes to the condensed consolidated financial statements.

Kraft Foods Group, Inc.
Condensed Consolidated Statements of Cash Flows
(in millions of U.S. dollars)
(Unaudited)

	For the Three Months Ended
	March 29, 2014	March 30, 2013
CASH PROVIDED BY / (USED IN) OPERATING ACTIVITIES
Net earnings	$513	$456
Adjustments to reconcile net earnings to operating cash flows:
Depreciation and amortization	96	102
Stock-based compensation expense	29	15
Deferred income tax provision	(14)	33
Asset impairments	—	33
Market-based impacts to postemployment benefit plans	(49)	—
Other non-cash expense, net	5	25
Change in assets and liabilities:
Receivables, net	(149)	(165)
Inventories, net	(243)	(26)
Accounts payable	37	(52)
Other current assets	(24)	(7)
Other current liabilities	66	(140)
Change in pension and postretirement assets and liabilities, net	(16)	(42)
Net cash provided by operating activities	251	232
CASH (USED IN) / PROVIDED BY INVESTING ACTIVITIES
Capital expenditures	(76)	(85)
Proceeds from sale of property, plant and equipment	—	101
Net cash (used in) / provided by investing activities	(76)	16
CASH (USED IN) / PROVIDED BY FINANCING ACTIVITIES
Dividends paid	(313)	(296)
Repurchase of common shares	(113)	—
Proceeds from stock option exercises	40	33
Other financing activities	10	(55)
Net cash used in financing activities	(376)	(318)
Effect of exchange rate changes on cash and cash equivalents	(3)	(4)
Cash and cash equivalents:
Decrease	(204)	(74)
Balance at beginning of period	1,686	1,255
Balance at end of period	$1,482	$1,181
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
The condensed consolidated balance sheet data as of December 28, 2013 was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. You should read these statements in conjunction with our audited consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended December 28, 2013.
New Accounting Pronouncements:
In April 2014, the Financial Accounting Standards Board issued an accounting standard update that modifies the criteria for reporting the disposal of a component of an entity as discontinued operations. In addition, the standard requires additional disclosures about discontinued operations. The update will be effective for all disposals of components of an entity that occur within annual periods beginning after December 15, 2014, and interim periods within those years. We do not expect the adoption of this guidance to have a material impact on our financial statements.
Subsequent Events:
We evaluate subsequent events and reflect accounting and disclosure requirements related to material subsequent events in our financial statements and related notes. We did not identify any material subsequent events impacting our financial statements in this report.
Note 2.   Inventories
Inventories at March 29, 2014 and December 28, 2013 were:

	March 29, 2014	December 28, 2013
	(in millions)
Raw materials	$484	$453
Work in process	322	294
Finished product	1,103	869
Inventories, net	$1,909	$1,616
Note 3.   Property, Plant and Equipment
Property, plant and equipment at March 29, 2014 and December 28, 2013 were:

	March 29, 2014	December 28, 2013
	(in millions)
Land	$72	$72
Buildings and improvements	1,807	1,806
Machinery and equipment	5,574	5,584
Construction in progress	414	360
	7,867	7,822
Accumulated depreciation	(3,761)	(3,707)
Property, plant and equipment, net	$4,106	$4,115

Note 4.   Goodwill and Intangible Assets
Goodwill by reportable segment at March 29, 2014 and December 28, 2013 was:

	March 29, 2014	December 28, 2013
	(in millions)
Cheese	$3,000	$3,000
Refrigerated Meals	985	985
Beverages	1,290	1,290
Meals & Desserts	1,572	1,572
Enhancers & Snack Nuts	2,644	2,644
Canada	1,104	1,141
Other Businesses	869	873
Goodwill	$11,464	$11,505
Intangible assets at March 29, 2014 and December 28, 2013 were:

	March 29, 2014	December 28, 2013
	(in millions)
Non-amortizing intangible assets	$2,228	$2,228
Amortizing intangible assets	7	1
	2,235	2,229
Accumulated amortization	—	—
Intangible assets, net	$2,235	$2,229
Non-amortizing intangible assets consist primarily of indefinite-lived trademarks. Amortizing intangible assets consist primarily of process technology agreements. At March 29, 2014, the weighted average life of our amortizing intangible assets was 5.8 years. Amortization expense was insignificant for the three months ended March 29, 2014. We currently estimate annual amortization expense to be insignificant for each of the next five years.
During our 2013 intangible asset impairment review, we noted that a $261 million trademark within our Enhancers business had an excess fair value over its carrying value of 12%. As of March 29, 2014, we reviewed this trademark for a triggering event and noted that the results and our expectations supporting this trademark are consistent with our 2013 analysis. While this trademark passed the first step of the impairment test, if the trademark's forecasted operating income were to decline significantly, the estimated fair value of the trademark could be adversely affected, leading to a potential impairment of a portion of the trademark in the future.
Note 5.   Cost Savings Initiatives

Cost savings initiatives are related to reorganization activities including severance, asset disposals, and other activities that do not qualify for special accounting treatment as exit or disposal activities. Included within cost savings initiatives are activities related to the previously disclosed multi-year $625 million restructuring program (the "Restructuring Program").

Restructuring Program:
Our Restructuring Program consists of approximately $270 million of restructuring costs, approximately $285 million of implementation costs, and approximately $70 million of transition costs related to our spin-off from Mondelēz International, Inc. on October 1, 2012 (the "Spin-Off"). We expect approximately one-half of the total Restructuring Program costs will be cash expenditures. Restructuring costs reflect primarily severance, asset disposals, a voluntary early retirement program, and other manufacturing-related costs. Implementation costs are directly attributable to the Restructuring Program; however, they do not qualify for special accounting treatment as exit or disposal activities. These costs primarily relate to reorganization costs associated with our sales function, the information systems infrastructure, and accelerated depreciation on assets. The Spin-Off transition costs have not been allocated to the segments because they consist mostly of professional service fees within the finance, legal, and information systems functions.
As of March 29, 2014, we have incurred Restructuring Program costs of $589 million since the inception of the Restructuring Program. We have spent $272 million in cash. We spent cash of $11 million in the three months ended March 29, 2014 and $40 million in the three months ended March 30, 2013 related to our Restructuring Program. We did not incur any non-cash costs in the three months ended March 29, 2014. However, we reduced our restructuring costs liability by $2 million in the three months ended March 29, 2014. We incurred non-cash costs of $71 million in the three months ended March 30, 2013. We expect to complete the Restructuring Program by the end of 2014.
We recorded expenses related to our cost savings initiatives in the consolidated financial statements as follows:

	For the Three Months Ended
	March 29, 2014	March 30, 2013
	(in millions)
Restructuring costs - Asset impairment and exit costs	$(2)	$62
Implementation costs - Cost of sales	4	24
Implementation costs - Selling, general and administrative expenses	—	20
Spin-Off transition costs - Selling, general and administrative expenses	2	13
Other cost savings initiatives costs - Cost of sales	3	—
Other cost savings initiatives costs - Selling, general and administrative expenses	7	—
	$14	$119
Restructuring Program Costs by Segment:
During the three months ended March 29, 2014 and March 30, 2013, we recorded Restructuring Program costs / (income) within segment operating income as follows:

	For the Three Months Ended March 29, 2014
	Restructuring Costs	Implementation Costs	Spin-Off Transition Costs	Other Cost Savings Initiatives Costs	Total
	(in millions)
Cheese	$—	$3	$—	$1	$4
Refrigerated Meals	—	1	—	1	2
Beverages	(2)	—	—	1	(1)
Meals & Desserts	—	—	—	—	—
Enhancers & Snack Nuts	—	—	—	4	4
Canada	—	—	—	—	—
Other Businesses	—	—	—	—	—
Corporate expenses	—	—	2	3	5
Total	$(2)	$4	$2	$10	$14

	For the Three Months Ended March 30, 2013
	Restructuring Costs	Implementation Costs	Spin-Off Transition Costs	Other Cost Savings Initiatives Costs	Total
	(in millions)
Cheese	$16	$18	$—	$—	$34
Refrigerated Meals	11	4	—	—	15
Beverages	12	10	—	—	22
Meals & Desserts	10	3	—	—	13
Enhancers & Snack Nuts	7	3	—	—	10
Canada	1	3	—	—	4
Other Businesses	5	3	—	—	8
Corporate expenses	—	—	13	—	13
Total	$62	$44	$13	$—	$119
Restructuring Costs Liability:
At March 29, 2014, the restructuring costs liability balance within other current liabilities was as follows:

Severance and Related Costs
(in millions)
Liability balance, December 29, 2013	$19
Restructuring costs	(2)
Cash spent on restructuring costs	(5)
Foreign exchange	(1)
Liability balance, March 29, 2014	$11
Note 6.   Capital Stock
Our Amended and Restated Articles of Incorporation authorize the issuance of up to 5.0 billion shares of common stock and 500 million shares of preferred stock.
Shares of common stock issued, in treasury and outstanding were:

	Shares Issued	Treasury Shares	Shares Outstanding
Balance at December 28, 2013	596,843,449	(608,999)	596,234,450
Repurchase of shares	—	(2,238,804)	(2,238,804)
Exercise of stock options and issuance of other stock awards	1,808,641	(346,409)	1,462,232
Balance at March 29, 2014	598,652,090	(3,194,212)	595,457,878
As of March 29, 2014, we had approximately 0.5 million shares of restricted stock outstanding that were issued to current and former employees. There were no preferred shares issued and outstanding at March 29, 2014 or December 28, 2013.
On December 17, 2013, our Board of Directors authorized a $3.0 billion share repurchase program with no expiration date. Under the share repurchase program, we are authorized to repurchase shares of our common stock in the open market or in privately negotiated transactions. The timing and amount of share repurchases are subject to management's evaluation of market conditions, applicable legal requirements, and other factors. We are not obligated to repurchase any of our common stock and may suspend the program at our discretion. As of March 29, 2014, we have repurchased approximately 2.2 million shares for approximately $124 million under this program. Approximately $11 million of the $124 million shares repurchased were accrued as of March 29, 2014 and subsequently settled in April 2014.

Note 7.   Stock Plans
Under the Kraft Foods Group, Inc. 2012 Performance Incentive Plan, we may grant eligible employees awards of stock options, stock appreciation rights, restricted stock and restricted stock units (“RSUs”) as well as performance based long-term incentive awards (“Performance Shares”).
Stock Options:
In February 2014, as part of our annual equity program, we granted 2.3 million stock options to eligible employees at an exercise price of $55.17 per share. During the three months ended March 29, 2014, 1.2 million stock options were exercised with a total value of $27 million.
Restricted Stock, RSUs, and Performance Shares:
In aggregate, we granted 1.5 million RSUs and Performance Shares during the three months ended March 29, 2014 at a weighted average market value per share of $56.82.
In February 2014, we granted the following RSUs and Performance Shares:

•	As part of our equity compensation program, we granted 0.5 million RSUs at a market value of $55.17 per share.

•
We also granted 0.8 million Performance Shares at a grant date fair value of $59.97 per share as part of our equity compensation program. These awards measure performance over a multi-year period, during which the employee earns shares based on internal financial metrics and the performance of our stock relative to a defined peer group. We measured the grant date fair value using the Monte Carlo simulation model, which assists in estimating the probability of achieving the market conditions stipulated in the award grant.

•
We granted 0.1 million additional Performance Shares with a weighted average market value of $34.37 per share (based on the original award date), which vested immediately. We granted these shares based on the final business performance rating for the 2011-2013 award cycle. These shares were adjusted and converted into new equity awards using a formula designed to preserve the value of the awards immediately prior to the Spin-Off.

During the three months ended March 29, 2014, we granted 0.1 million additional RSUs at a weighted average market value per share of $54.88.
During the three months ended March 29, 2014, 1.0 million shares of restricted stock, RSUs, and Performance Shares vested at an aggregate market value of $55 million.
Note 8.   Postemployment Benefit Plans
Pension Plans
Components of Net Pension (Benefit) / Cost:
Net periodic pension (benefit) / cost consisted of the following for the three months ended March 29, 2014 and March 30, 2013:

	U.S. Plans		Non-U.S. Plans
	For the Three Months Ended		For the Three Months Ended
	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013
	(in millions)
Service cost	$21	$31	$4	$6
Interest cost	72	71	14	14
Expected return on plan assets	(81)	(79)	(15)	(15)
Actuarial gains	(32)	—	(6)	—
Amortization of prior service cost	1	1	—	—
Special termination benefits	—	17	—	—
Net pension (benefit) / cost	$(19)	$41	$(3)	$5

We remeasure all of our postemployment benefit plans at least annually at the end of our fiscal year. As a result of the remeasurement as of December 28, 2013, we capitalized an aggregate benefit of $34 million from market-based impacts related to our pension plans into inventory consistent with our capitalization policy. As of March 29, 2014, the entire $34 million of benefit previously capitalized has been recognized in cost of sales and is included in actuarial gains in the table above.
The special termination benefits in 2013 were associated with our voluntary early retirement program and were included in our Restructuring Program costs.
Employer Contributions:
During the three months ended March 29, 2014, we contributed $6 million to our U.S. pension plans and $3 million to our non-U.S. pension plans. Based on our contribution strategy, we plan to make further contributions of approximately $150 million to our U.S. plans and approximately $40 million to our non-U.S. plans during the remainder of 2014. However, our actual contributions may differ due to many factors, including changes in tax and other benefit laws, tax deductibility, significant differences between expected and actual pension asset performance or interest rates, or other factors.
Postretirement Benefit Plans
Components of Net Postretirement Health Care Cost:
Net postretirement health care cost consisted of the following for the three months ended March 29, 2014 and March 30, 2013:

	For the Three Months Ended
	March 29, 2014	March 30, 2013
	(in millions)
Service cost	$7	$9
Interest cost	37	35
Actuarial gains	(20)	—
Amortization of prior service credit	(7)	(6)
Special termination benefits	—	2
Net postretirement health care cost	$17	$40
As a result of the annual remeasurement of our postretirement health care plans, we recorded a benefit from market-based impacts of $15 million into inventory as of December 28, 2013 consistent with our capitalization policy. As of March 29, 2014, the entire $15 million of benefit previously capitalized has been recognized in cost of sales and is included in actuarial gains in the table above.
Other Postemployment Benefit Plans
Components of Net Postemployment Cost:
Net postemployment cost consisted of $1 million of service cost for the three months ended March 29, 2014 and March 30, 2013.
Note 9.   Financial Instruments
See our consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended December 28, 2013, for additional information on our accounting and purpose for entering into derivatives and our overall risk management strategies.

Fair Value of Derivative Instruments:
The fair values of derivative instruments recorded in the consolidated balance sheets as of March 29, 2014 and December 28, 2013 were:

	March 29, 2014		December 28, 2013
	Assets	Liabilities	Assets	Liabilities
	(in millions)
Derivatives designated as hedging instruments:
Commodity contracts	$28	$4	$5	$4
Foreign exchange contracts	59	—	48	—
	$87	$4	$53	$4
Derivatives not designated as hedging instruments:
Commodity contracts	$82	$18	$40	$21
Total fair value	$169	$22	$93	$25
The fair value of our asset derivatives is recorded within other current assets and other assets. The fair value of our liability derivatives is recorded within other current liabilities.
The fair value (asset / (liability)) of our derivative instruments at March 29, 2014 was determined using:

	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Commodity contracts	$88	$90	$(2)	$—
Foreign exchange contracts	59	—	59	—
Total derivatives	$147	$90	$57	$—
The fair value (asset / (liability)) of our derivative instruments at December 28, 2013 was determined using:

	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Commodity contracts	$20	$20	$—	$—
Foreign exchange contracts	48	—	48	—
Total derivatives	$68	$20	$48	$—
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

Derivative Volume:
The net notional values of our derivative instruments as of March 29, 2014 and December 28, 2013 were:

	Notional Amount
	March 29, 2014	December 28, 2013
	(in millions)
Commodity contracts	$1,444	$1,349
Foreign exchange contracts	864	901
Cash Flow Hedges:
Cash flow hedge activity, net of income taxes, within accumulated other comprehensive losses included:

	For the Three Months Ended
	March 29, 2014	March 30, 2013
	(in millions)
Accumulated other comprehensive losses at beginning of period	$(129)	$(152)
Unrealized gains / (losses)	33	(2)
Transfer of realized (gains) / losses to earnings	(10)	6
Accumulated other comprehensive losses at end of period	$(106)	$(148)
The unrealized gains / (losses), net of income taxes, recognized in other comprehensive earnings were:

	For the Three Months Ended
	March 29, 2014	March 30, 2013
	(in millions)
Commodity contracts	$21	$(12)
Foreign exchange contracts	12	10
Total	$33	$(2)
The gains / (losses), net of income taxes, reclassified from accumulated other comprehensive losses into net earnings were:

	For the Three Months Ended
	March 29, 2014	March 30, 2013
	(in millions)
Commodity contracts	$(3)	$(11)
Foreign exchange contracts	15	7
Interest rate contracts	(2)	(2)
Total	$10	$(6)
The gains / (losses) on ineffectiveness recognized in pre-tax earnings were:

	For the Three Months Ended
	March 29, 2014	March 30, 2013
	(in millions)
Commodity contracts	$41	$(4)
We record the pre-tax gain or loss reclassified from accumulated other comprehensive losses and the gain or loss on ineffectiveness in:

•	cost of sales for commodity contracts;

•	cost of sales for foreign exchange contracts related to forecasted transactions; and

•	interest and other expense, net for interest rate contracts and foreign exchange contracts related to intercompany loans.
Based on our valuation at March 29, 2014, we would expect to transfer unrealized gains of $21 million (net of taxes) for commodity cash flow hedges, unrealized gains of $12 million (net of taxes) for foreign currency cash flow hedges, and unrealized losses of $8 million (net of taxes) for interest rate cash flow hedges to earnings during the next 12 months.
Hedge Coverage:
As of March 29, 2014, we had hedged forecasted transactions for the following durations:

•	commodity transactions for periods not exceeding the next ten months;

•	foreign currency transactions for periods not exceeding the next five years; and

•	interest rate transactions for periods not exceeding the next 29 years.
Economic Hedges:
Gains recorded in net earnings for economic hedges which are not designated as hedging instruments included:

	For the Three Months Ended		Location of Gain/(Loss) Recognized Earnings
	March 29, 2014	March 30, 2013
	(in millions)
Commodity contracts	$32	$4	Cost of sales
Foreign exchange contracts	4	—	Selling, general and administrative expenses
	$36	$4
Note 10.   Commitments, Contingencies and Debt
Legal Proceedings:
We are routinely involved in legal proceedings, claims, and governmental inquiries, inspections or investigations (“Legal Matters”) arising in the ordinary course of our business.
We have been advised by the staff of the Commodity Futures Trading Commission (“CFTC”) that they are investigating activities related to the trading of December 2011 wheat futures contracts.  These activities arose prior to the Spin-Off and involve the business now owned and operated by Mondelēz International or its affiliates.  We are cooperating with the staff in its investigation.  While the staff has advised us that they are prepared to recommend that the Commission consider commencing a formal action, we and Mondelēz International are seeking to resolve this matter prior to any formal action being taken.  Our Separation and Distribution Agreement with Mondelēz International dated as of September 27, 2012, governs the allocation between Kraft and Mondelēz International and, accordingly, Mondelēz International will predominantly bear the costs of this matter and any monetary penalties or other payments that the CFTC may impose.  We do not expect this matter to have a material adverse effect on our financial condition or results of operations.
While we cannot predict with certainty the results of Legal Matters in which we are currently involved or may in the future be involved, we do not expect that the ultimate costs to resolve any of the Legal Matters that are currently pending will have a material adverse effect on our financial condition or results of operations.
Third-Party Guarantees:
We have third-party guarantees primarily covering long-term obligations related to leased properties. The carrying amount of our third-party guarantees on our consolidated balance sheet was $23 million at March 29, 2014 and $24 million at December 28, 2013. The maximum potential payment under these guarantees was $51 million at March 29, 2014 and $53 million at December 28, 2013. Substantially all of these guarantees expire at various times through 2027.
Fair Value of our Debt:
The fair value of our long-term debt was determined using Level 1 quoted prices in active markets for the publicly traded debt obligations. The aggregate fair value of our total debt was $10.9 billion as compared with the carrying value of $10.0 billion at March 29, 2014. At December 28, 2013, the aggregate fair value of our total debt was $10.7 billion as compared with the carrying value of $10.0 billion.

Note 11.   Accumulated Other Comprehensive Losses
Total accumulated other comprehensive losses consists of net earnings / (losses) and other changes in business equity from transactions and other events from sources other than shareholders. It includes foreign currency translation gains and losses, defined postemployment benefit plan adjustments, and unrealized gains and losses from derivative instruments designated as cash flow hedges.
The components of, and changes in, accumulated other comprehensive losses were as follows (net of tax):

	Foreign Currency Adjustments	Postemployment Benefit Plan Adjustments	Derivative Hedging Adjustments	Total Accumulated Other Comprehensive Earnings / (Losses)
	(in millions)
Balance at December 30, 2012	$(359)	$51	$(152)	$(460)
Other comprehensive (losses) / gains before reclassifications:
Foreign currency adjustments	(68)	—	—	(68)
Unrealized gains in fair value	—	—	20	20
Prior service credits	—	19	—	19
	(68)	19	20	(29)
Amounts reclassified from accumulated other comprehensive earnings:
Transfer of realized losses in fair value to net earnings	—	—	3	3
Amortization of prior service credits	—	(13)	—	(13)
	—	(13)	3	(10)
Net current-period other comprehensive (losses) / earnings	(68)	6	23	(39)
Balance at December 28, 2013	$(427)	$57	$(129)	$(499)
Other comprehensive (losses) / gains before reclassifications:
Foreign currency adjustments	(38)	—	—	(38)
Unrealized gains in fair value	—	—	33	33
	(38)	—	33	(5)
Amounts reclassified from accumulated other comprehensive earnings:
Transfer of realized gains in fair value to net earnings	—	—	(10)	(10)
Amortization of prior service credits	—	(4)	—	(4)
	—	(4)	(10)	(14)
Net current-period other comprehensive (losses) / earnings	(38)	(4)	23	(19)
Balance at March 29, 2014	$(465)	$53	$(106)	$(518)

Amounts reclassified from accumulated other comprehensive losses in the three months ended March 29, 2014 and March 30, 2013 were as follows:

	Amount Reclassified from Accumulated Other Comprehensive Losses
	For the Three Months Ended
Details about Accumulated Other Comprehensive Losses Components	March 29, 2014	March 30, 2013		Affected Line Item in the Statement Where Net Income is Presented
	(in millions)
Derivative hedging (gains) / losses
Commodity contracts	$5	$19		Cost of sales
Foreign exchange contracts	(24)	(12)		Interest and other expense, net
Interest rate contracts	3	3		Interest and other expense, net
Total before tax	(16)	10		Earnings before income taxes
Tax expense / (benefit)	6	(4)		Provision for income taxes
Net of tax	$(10)	$6		Net earnings

Postemployment benefit plan adjustments
Amortization of prior service credits	$(6)	$(5)	(1)
Total before tax	(6)	(5)		Earnings before income taxes
Tax benefit	2	2		Provision for income taxes
Net of tax	$(4)	$(3)		Net earnings

(1)
These accumulated other comprehensive losses components are included in the computation of net periodic pension and postretirement health care costs. See Note 8, Postemployment Benefit Plans, for additional information.

Note 12.   Earnings Per Share (“EPS”)
We grant shares of restricted stock and RSUs that are considered to be participating securities. Due to the presence of participating securities, we have calculated our EPS using the two-class method.

	For the Three Months Ended
	March 29, 2014	March 30, 2013
	(in millions, except per share data)
Basic EPS:
Net earnings	$513	$456
Earnings allocated to participating securities	2	2
Earnings available to common shareholders - basic	$511	$454
Weighted average common shares outstanding	596	592
Net earnings per share	$0.86	$0.77
Diluted EPS:
Net earnings	$513	$456
Earnings allocated to participating securities	2	2
Earnings available to common shareholders - diluted	$511	$454
Weighted average common shares outstanding	596	592
Effect of dilutive securities	5	5
Weighted average common shares, including dilutive effect	601	597
Net earnings per share	$0.85	$0.76

We excluded antidilutive stock options and Performance Shares from our calculation of weighted average shares for diluted EPS of 1.3 million for the three months ended March 29, 2014 and 1.1 million for the three months ended March 30, 2013.
Note 13.   Segment Reporting
We manufacture and market food and beverage products, including cheese, refrigerated meals, refreshment beverages, coffee, and other grocery products, primarily in the United States and Canada. We manage and report our operating results through six reportable segments: Cheese, Refrigerated Meals, Beverages, Meals & Desserts, Enhancers & Snack Nuts, and Canada. Our remaining businesses, including our Foodservice and Exports businesses, are aggregated and disclosed as “Other Businesses”.
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
We also exclude the unrealized gains and losses on hedging activities (which are a component of cost of sales) from segment operating income in order to provide better transparency of our segment operating results. Once realized, the gains and losses on hedging activities are recorded within segment operating results.
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
Our segment net revenues and earnings consisted of:

	For the Three Months Ended
	March 29, 2014	March 30, 2013
	(in millions)
Net revenues:
Cheese	$1,007	$987
Refrigerated Meals	816	817
Beverages	674	712
Meals & Desserts	498	540
Enhancers & Snack Nuts	503	532
Canada	427	482
Other Businesses	437	443
Net revenues	$4,362	$4,513

	For the Three Months Ended
	March 29, 2014	March 30, 2013
	(in millions)
Earnings before income taxes:
Operating income:
Cheese	$187	$172
Refrigerated Meals	96	97
Beverages	131	125
Meals & Desserts	142	170
Enhancers & Snack Nuts	148	158
Canada	66	77
Other Businesses	59	47
Unrealized gains / (losses) on hedging activities	42	(5)
Certain postemployment benefit plan income	60	1
General corporate expenses	(27)	(33)
Operating income	904	809
Interest and other expense, net	116	123
Earnings before income taxes	$788	$686
Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Description of the Company
We manufacture and market food and beverage products, including cheese, refrigerated meals, refreshment beverages, coffee, and other grocery products, primarily in the United States and Canada. Our product categories span all major meal occasions, both at home and in foodservice locations.
Items Affecting Comparability of Financial Results
Cost Savings Initiatives
We incurred cost savings initiatives expenses of $14 million in the three months ended March 29, 2014 compared to $119 million in the three months ended March 30, 2013. Our costs savings initiatives include a multi-year $625 million restructuring program (the "Restructuring Program"). The Restructuring Program consists of restructuring costs, implementation costs, and transition costs related to our spin-off from Mondelēz International, Inc. on October 1, 2012 (the "Spin-Off"). Approximately one-half of the total Restructuring Program costs will be cash expenditures. We spent cash of $11 million in the three months ended March 29, 2014 and $40 million in the three months ended March 30, 2013 related to our Restructuring Program. We expect to complete the Restructuring Program by the end of 2014.
Provision for Income Taxes
Our effective tax rate was 34.9% for the three months ended March 29, 2014 compared to 33.5% for the three months ended March 30, 2013. Our 2014 effective tax rate was unfavorably impacted by net discrete items totaling $4 million primarily from a discrete item derived by a retrospective contractual change in the treatment of market-based impacts to postemployment benefit plans and favorable adjustments related to interest and state tax refunds.
Our 2013 effective tax rate was favorably impacted by net discrete items totaling $10 million primarily from taxing authority exam activity and the reduction in state tax liabilities.

Consolidated Results of Operations
The following discussion compares our consolidated results of operations for the three months ended March 29, 2014 with the three months ended March 30, 2013.
Summary of Results

	For the Three Months Ended
	March 29, 2014	March 30, 2013	% Change
	(in millions, except per share data)
Net revenues	$4,362	$4,513	(3.3)%
Operating income	$904	$809	11.7%
Net earnings	$513	$456	12.5%
Diluted earnings per share	$0.85	$0.76	11.8%
Net Revenues

	For the Three Months Ended
	March 29, 2014	March 30, 2013	% Change
	(in millions)
Net revenues	$4,362	$4,513	(3.3)%
Impact of foreign currency	44	—	0.9	pp
Sales to Mondelēz International	(33)	(31)	—
Organic Net Revenues (1)	$4,373	$4,482	(2.4)%
Volume/mix			(2.8	)pp
Net pricing			0.4	pp

(1)	Organic Net Revenues is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Organic Net Revenues were down due to unfavorable volume/mix (2.8 pp), reflecting impacts of approximately three percentage points due to the expected shift in Easter-related product shipments to the second quarter of 2014 and a reduction in retail customer inventory levels from higher than normal levels at the end of 2013. The decline in volume/mix was partially offset by higher net pricing (0.4 pp) as increased commodity-driven pricing in cheese was partially offset by lower commodity-driven pricing in coffee. Foreign currency negatively impacted net revenues by $44 million due to the strength of the U.S. dollar relative to the Canadian dollar.

Operating Income

	Operating Income	% Change
	(in millions)	(percentage point)
Operating Income for the Three Months Ended March 30, 2013	$809
Unfavorable volume/mix	(73)	(7.8)
Higher net pricing	15	1.6
Lower product costs	43	4.6
Higher selling, general and administrative expenses	(89)	(9.5)
Lower expenses for cost savings initiatives	105	12.1
Change in unrealized gains / (losses) on hedging activities	47	5.0
Change in market-based impacts to postemployment benefit plans	49	6.0
Other, net	(2)	(0.3)
Operating Income for the Three Months Ended March 29, 2014	$904	11.7%
Product cost results reflected lower manufacturing costs, driven by net productivity, and lower commodity costs. The decrease in commodity costs was broad-based, led by lower coffee costs, but partly offset by higher dairy costs.
Higher selling, general and administrative expenses were due primarily to the timing of marketing spending.
We incurred $14 million of expenses related to our cost savings initiatives in the first quarter of 2014 compared to $119 million of expenses in the first quarter of 2013 which included the impacts of a voluntary early retirement program and the sale-leaseback of our headquarters facilities.
The change in unrealized gains / (losses) on hedging activities increased operating income by $47 million as we recognized gains of $42 million in the first quarter of 2014 versus losses of $5 million in the first quarter of 2013.
The change in market-based impacts to postemployment benefit plans increased operating income in the current quarter by $49 million as we recognized remeasurement gains previously capitalized into inventory at year-end. There were no postemployment benefit plan remeasurements in either the first quarter of 2014 or 2013.
Net Earnings and Diluted Earnings per Share
Net earnings increased 12.5% to $513 million in the first quarter of 2014. Diluted EPS was $0.85 in the first quarter of 2014, up $0.09 from $0.76 in the first quarter of 2013.

Diluted EPS

Diluted EPS for the Three Months Ended March 30, 2013	$0.76
Decrease in operations	(0.11)
Decrease in expenses for cost savings initiatives	0.11
Change in unrealized gains / (losses) on hedging activities	0.05
Change in market-based impacts to postemployment benefit plans	0.02
Changes in taxes	0.03
Other, net	(0.01)
Diluted EPS for the Three Months Ended March 29, 2014	$0.85
Our effective tax rate was 34.9% for the three months ended March 29, 2014 compared to 33.5% for the three months ended March 30, 2013. The increase in our effective tax rate was primarily from a discrete item derived by a retrospective contractual change in the treatment of market-based impacts to postemployment benefit plans, which is included in the $0.02 change in market-based impacts to postemployment benefit plans in the table above. Excluding the impact of the retrospective change in the treatment of market-based impacts, our change in taxes was favorable due to favorable adjustments related to interest and state tax refunds.

Results of Operations by Reportable Segment
We manage and report operating results through six reportable segments: Cheese, Refrigerated Meals, Beverages, Meals & Desserts, Enhancers & Snack Nuts, and Canada. Our remaining businesses, including our Foodservice and Exports businesses, are aggregated and disclosed as “Other Businesses”.
The following discussion compares our results of operations for each of our reportable segments for the three months ended March 29, 2014 with the three months ended March 30, 2013.

	For the Three Months Ended
	March 29, 2014	March 30, 2013
	(in millions)
Net revenues:
Cheese	$1,007	$987
Refrigerated Meals	816	817
Beverages	674	712
Meals & Desserts	498	540
Enhancers & Snack Nuts	503	532
Canada	427	482
Other Businesses	437	443
Net revenues	$4,362	$4,513

	For the Three Months Ended
	March 29, 2014	March 30, 2013
	(in millions)
Operating income:
Cheese	$187	$172
Refrigerated Meals	96	97
Beverages	131	125
Meals & Desserts	142	170
Enhancers & Snack Nuts	148	158
Canada	66	77
Other Businesses	59	47
Unrealized gains / (losses) on hedging activities	42	(5)
Certain postemployment benefit plan income	60	1
General corporate expenses	(27)	(33)
Operating income	$904	$809
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
Cheese

	For the Three Months Ended
	March 29, 2014	March 30, 2013	% Change
	(in millions)
Net revenues	$1,007	$987	2.0%
Organic Net Revenues(1)	996	974	2.3%
Segment operating income	187	172	8.7%

(1)	See the Non-GAAP Financial Measures section at the end of this item.
Net revenues increased 2.0% and Organic Net Revenues increased 2.3%, due primarily to commodity-driven pricing (4.1 pp). Unfavorable volume/mix (1.8 pp, including an unfavorable impact from the Easter shift) was partially offset by higher shipments of natural and sandwich cheese in advance of price increases.
Segment operating income increased 8.7% as lower spending on cost savings initiatives and favorable pricing net of commodity costs were partially offset by higher manufacturing costs, unfavorable volume/mix, and higher marketing expense.
Refrigerated Meals

	For the Three Months Ended
	March 29, 2014	March 30, 2013	% Change
	(in millions)
Net revenues	$816	$817	(0.1)%
Organic Net Revenues(1)	816	817	(0.1)%
Segment operating income	96	97	(1.0)%

(1)	See the Non-GAAP Financial Measures section at the end of this item.
Net revenues and Organic Net Revenues were essentially flat as unfavorable volume/mix from the Easter shift and retail customer inventory reductions was offset by higher shipments of lunch combinations.
Segment operating income decreased 1.0%, due primarily to higher marketing spending in new products and lunch combinations. This decrease was mostly offset by lower spending on cost savings initiatives.
Beverages

	For the Three Months Ended
	March 29, 2014	March 30, 2013	% Change
	(in millions)
Net revenues	$674	$712	(5.3)%
Organic Net Revenues(1)	674	712	(5.3)%
Segment operating income	131	125	4.8%

(1)	See the Non-GAAP Financial Measures section at the end of this item.
Net revenues and Organic Net Revenues decreased 5.3%, due to lower net pricing (4.1 pp) and unfavorable volume/mix (1.2 pp). Lower net pricing was due primarily to lower commodity cost-driven pricing actions taken previously in coffee and increased promotions in ready-to-drink beverages. Unfavorable volume/mix was due primarily to the impact of the Easter shift, despite favorable volume/mix from growth in on-demand coffee products and higher shipments of ready-to-drink beverages.
Segment operating income increased 4.8%, driven by lower spending on cost savings initiatives and lower manufacturing costs driven by net productivity. This increase was partially offset by the timing of marketing spending and unfavorable volume/mix.
Meals & Desserts

	For the Three Months Ended
	March 29, 2014	March 30, 2013	% Change
	(in millions)
Net revenues	$498	$540	(7.8)%
Organic Net Revenues(1)	498	540	(7.8)%
Segment operating income	142	170	(16.5)%

(1)	See the Non-GAAP Financial Measures section at the end of this item.
Net revenues and Organic Net Revenues decreased 7.8%, due to unfavorable volume/mix (9.1 pp), partially offset by higher net pricing (1.3 pp). Unfavorable volume/mix was due primarily to the impacts of the Easter shift and retail customer inventory reductions as well as lower shipments of refrigerated ready-to-eat desserts. Higher net pricing was driven primarily by pricing actions in dinners.
Segment operating income decreased 16.5%, due primarily to unfavorable volume/mix and the timing of marketing spending, partially offset by lower spending on cost savings initiatives.
Enhancers & Snack Nuts

	For the Three Months Ended
	March 29, 2014	March 30, 2013	% Change
	(in millions)
Net revenues	$503	$532	(5.5)%
Organic Net Revenues(1)	503	530	(5.1)%
Segment operating income	148	158	(6.3)%

(1)	See the Non-GAAP Financial Measures section at the end of this item.
Net revenues decreased 5.5% and Organic Net Revenues decreased 5.1%, due to unfavorable volume/mix (3.5 pp) and lower net pricing (1.6 pp). Unfavorable volume/mix was due primarily to the Easter shift and retail customer inventory reductions, while lower net pricing was due primarily to increased promotion activity in spoonable dressings.
Segment operating income decreased 6.3%, due primarily to the timing of marketing spending, partially offset by lower spending on cost savings initiatives and lower manufacturing costs driven by net productivity.
Canada

	For the Three Months Ended
	March 29, 2014	March 30, 2013	% Change
	(in millions)
Net revenues	$427	$482	(11.4)%
Organic Net Revenues(1)	462	479	(3.5)%
Segment operating income	66	77	(14.3)%

(1)	See the Non-GAAP Financial Measures section at the end of this item.
Net revenues decreased 11.4%, including the impact of unfavorable foreign currency (8.1 pp). Organic Net Revenues decreased 3.5%, due to unfavorable volume/mix (2.9 pp) that reflected the impacts of the Easter shift and retail customer inventory reductions, despite higher coffee shipments. Lower net pricing (0.6 pp) also decreased net revenues, due primarily to new coffee-related product launches.
Segment operating income decreased 14.3%, due primarily to unfavorable volume/mix and the unfavorable impact of foreign currency. This decrease was partially offset by lower manufacturing costs driven by net productivity.
Other Businesses

	For the Three Months Ended
	March 29, 2014	March 30, 2013	% Change
	(in millions)
Net revenues	$437	$443	(1.4)%
Organic Net Revenues(1)	424	430	(1.4)%
Segment operating income	59	47	25.5%

(1)	See the Non-GAAP Financial Measures section at the end of this item.
Net revenues and Organic Net Revenues decreased 1.4%, due to unfavorable volume/mix (3.5 pp, including the unfavorable impact of Foodservice product line exits), partially offset by higher commodity cost-driven pricing (2.1 pp) in the Foodservice business.
Segment operating income increased 25.5%, driven primarily by lower spending on cost savings initiatives and lower manufacturing costs driven by net productivity, partially offset by unfavorable volume/mix.
Liquidity and Capital Resources
We believe that cash generated from our operating activities, our $3.0 billion revolving credit facility, and our commercial paper program will provide sufficient liquidity to meet our working capital needs, expected cost savings initiatives expenditures, planned capital expenditures, planned contributions to our postemployment benefit plans, purchases under our share repurchase program, future contractual obligations, and payment of our anticipated quarterly dividends. We will use our cash on hand and our commercial paper program for daily funding requirements. Overall, we do not expect any negative effects on our funding sources that would have a material effect on our short-term or long-term liquidity.
Net Cash Provided by Operating Activities:
Operating activities provided net cash of $251 million in the three months ended March 29, 2014 compared with $232 million in the three months ended March 30, 2013. The increase in cash provided by operating cash flows in the three months ended March 29, 2014 compared to the three months ended March 30, 2013, primarily relates to an increase in net earnings, lower taxes paid due to timing, lower pension contributions, and an increase in accounts payable, offset by a greater build in inventory after unusually low inventories at year end.
Net Cash Used in / Provided by Investing Activities:
Net cash used in investing activities was $76 million in the three months ended March 29, 2014 compared with $16 million provided by investing activities in the three months ended March 30, 2013. The change in cash provided by investing activities in the first quarter of 2014 compared to the first quarter of 2013 was due primarily to proceeds of $101 million from the sale of our headquarters facilities in the first quarter of 2013.

Capital expenditures were $76 million in the three months ended March 29, 2014 compared to $85 million in the three months ended March 30, 2013. We expect 2014 capital expenditures to be approximately $550 million to $575 million, including capital expenditures required for our cost savings initiatives. We expect to fund these expenditures with cash from operations.
Net Cash Used in Financing Activities:
Net cash used in financing activities was $376 million in the three months ended March 29, 2014 compared with $318 million in the three months ended March 30, 2013. The increase in financing activities was driven primarily by $113 million of cash spent to repurchase shares of our common stock in the first quarter of 2014, partially offset by a one-time net settlement with Mondelēz International for stock awards of $55 million in the first quarter of 2013. We paid dividends of $313 million in the three months ended March 29, 2014 and $296 million in the three months ended March 30, 2013.

Total Debt:
Our total debt was $10.0 billion at March 29, 2014 and December 28, 2013. The weighted average remaining term of our debt was 12.9 years at March 29, 2014. Our long-term debt contains customary representations, covenants, and events of default. We were in compliance with all covenants as of March 29, 2014.
On May 18, 2012, we entered into a $3.0 billion five-year senior unsecured revolving credit facility that expires on May 17, 2017. The revolving credit agreement contains customary representations, covenants, and events of default. As of March 29, 2014, no amounts were drawn on this credit facility. For further description of our credit facility, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" in our Annual Report on Form 10-K for the year ended December 28, 2013.
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
During the three months ended March 29, 2014, our aggregate commodity costs decreased over the prior year period, primarily as a result of lower costs of coffee beans, nuts, sugar, soy bean and vegetable oil, and other raw materials, partially offset by higher dairy and packaging material costs. Our commodity costs decreased approximately $15 million in the three months ended March 29, 2014 compared to the three months ended March 30, 2013.
Off-Balance Sheet Arrangements and Aggregate Contractual Obligations
We have no material off-balance sheet arrangements other than the guarantees and contractual obligations that are discussed below.
As discussed in Note 10, Commitments, Contingencies and Debt, to the condensed consolidated financial statements, we have third-party guarantees primarily covering long-term obligations related to leased properties. The carrying amount of our third-party guarantees on our condensed consolidated balance sheet was $23 million at March 29, 2014 and $24 million at December 28, 2013. The maximum potential payment under these guarantees was $51 million at March 29, 2014 and $53 million at December 28, 2013. Substantially all of these guarantees expire at various times through 2027.
In addition, we were contingently liable for guarantees related to our own performance totaling $94 million at March 29, 2014 and $86 million at December 28, 2013. These include letters of credit related to dairy commodity purchases and other letters of credit.
Guarantees have not had, and we do not expect them to have, a material effect on our liquidity.
Aggregate Contractual Obligations:
For a description of our contractual obligations, see our Annual Report on Form 10-K for the year ended December 28, 2013 under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations— Off-Balance Sheet Arrangements and Aggregate Contractual Obligations." There have been no material changes in our contractual obligations since December 28, 2013.
Equity and Dividends
On December 17, 2013, our Board of Directors authorized a $3.0 billion share repurchase program with no expiration date. Under the share repurchase program, we are authorized to repurchase shares of our common stock in the open market or in privately negotiated transactions. The timing and amount of share repurchases are subject to management's evaluation of market conditions, applicable legal requirements, and other factors. We are not obligated to repurchase any of our common stock and may suspend the program at our discretion. As of March 29, 2014, we have repurchased approximately 2.2 million shares for approximately $124 million under this program.
See Note 7, Stock Plans, to the condensed consolidated financial statements for a discussion of our share-based equity programs.

Dividends:
We paid dividends of $313 million in the first quarter of 2014. On March 3, 2014, our Board of Directors declared a $0.525 per common share dividend, which was paid on April 25, 2014. In connection with this dividend, we recorded $313 million of dividends payable as of March 29, 2014. We paid dividends of $296 million in the first quarter of 2013. The present annualized dividend rate is $2.10 per common share. The declaration of dividends is subject to the discretion of our Board of Directors and depends on various factors, including our net earnings, financial condition, cash requirements, future prospects, and other factors that our Board of Directors deems relevant to its analysis and decision making.
Significant Accounting Estimates
We prepare our condensed consolidated financial statements in conformity with U.S. GAAP. The preparation of these financial statements requires the use of estimates, judgments and assumptions. Our significant accounting policies are described in Note 1 to our consolidated financial statements for the year ended December 28, 2013 in our Annual Report on Form 10-K. Our significant accounting estimates are described in our Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 28, 2013 in our Annual Report on Form 10-K. There were no changes in our accounting policies in the current period that had a material impact on our financial statements.
New Accounting Guidance
See Note 1, Background and Basis of Presentation, to the condensed consolidated financial statements for a discussion of new accounting guidance.
Contingencies
See Note 10, Commitments, Contingencies and Debt, to the condensed consolidated financial statements for a discussion of contingencies.
Non-GAAP Financial Measures
To supplement our financial statements presented in accordance with U.S. GAAP, we present Organic Net Revenues, which is considered a non-GAAP financial measure. We define Organic Net Revenues as net revenues excluding the impact of transactions with Mondelēz International, acquisitions, divestitures (including the termination of a full line of business due to the loss of a licensing or distribution arrangement, and the complete exit of business out of a foreign country), currency and the 53rd week of shipments when it occurs. We calculate the impact of currency on net revenues by holding exchange rates constant at the previous year's exchange rate. We believe that presenting Organic Net Revenues is useful because it (i) provides both management and investors meaningful supplemental information regarding financial performance by excluding certain items, (ii) permits investors to view our performance using the same tools that management uses to budget, make operating and strategic decisions, and evaluate our historical performance, and (iii) otherwise provides supplemental information that may be useful to investors in evaluating Kraft.
We believe that the presentation of Organic Net Revenues, when considered together with the corresponding U.S. GAAP financial measure and the reconciliation to that measure, provides investors with a more clear understanding of the factors and trends affecting our business than could be obtained absent these disclosures. Non-GAAP financial measures should be viewed in addition to, and not as an alternative for, our results prepared in accordance with U.S. GAAP. In addition, the non-GAAP measures we use may differ from non-GAAP measures used by other companies, and other companies may not define the non-GAAP measures we use in the same way. A reconciliation of Organic Net Revenues to net revenues is set forth below.

	Net Revenues	Impact of Currency	Sales to Mondelēz International	Organic Net Revenues
	(in millions)
Three Months Ended March 29, 2014
Cheese	$1,007	$—	$(11)	$996
Refrigerated Meals	816	—	—	816
Beverages	674	—	—	674
Meals & Desserts	498	—	—	498
Enhancers & Snack Nuts	503	—	—	503
Canada	427	39	(4)	462
Other Businesses	437	5	(18)	424
Total	$4,362	$44	$(33)	$4,373
Three Months Ended March 30, 2013
Cheese	$987	$—	$(13)	$974
Refrigerated Meals	817	—	—	817
Beverages	712	—	—	712
Meals & Desserts	540	—	—	540
Enhancers & Snack Nuts	532	—	(2)	530
Canada	482	—	(3)	479
Other Businesses	443	—	(13)	430
Total	$4,513	$—	$(31)	$4,482
Forward-looking Statements
This report contains a number of forward-looking statements. Words such as “anticipate,” “estimate,” “expect,” “plan,” “continue,” “believe,” “may,” “will,” and variations of such words and similar expressions are intended to identify our forward-looking statements. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. Examples of forward-looking statements include, but are not limited to, statements, beliefs, and expectations regarding our business, dividends, projected market performance of our common stock related to Performance Share awards, new accounting standards and accounting changes, commodity costs, cost savings initiatives, hedging activities, legal matters, goodwill and other intangible assets, price volatility and cost environment, liquidity, funding sources, postemployment benefit plans, including expected contributions, obligations, rates of return and costs, capital expenditures and funding, debt, off-balance sheet arrangements and contractual obligations, general views about future operating results, our risk management program, and other events or developments that we expect or anticipate will occur in the future.

These forward-looking statements are not guarantees of future performance and are subject to a number of risks and uncertainties, many of which are beyond our control. Important factors that affect our business and operations and that may cause actual results to differ materially from those in forward-looking statements include, but are not limited to, increased competition; our ability to maintain, extend and expand our reputation and brand image; our ability to differentiate our products from other brands; increasing consolidation of retail customers; changes in relationships with our significant customers and suppliers; our ability to predict, identify and interpret changes in consumer preferences and demand; our ability to drive revenue growth in our key product categories, increase our market share, or add products; volatility in commodity, energy and other input costs; changes in our management team or other key personnel; our geographic focus in North America; changes in regulations; legal claims or other regulatory enforcement actions; product recalls or product liability claims; unanticipated business disruptions; our ability to complete or realize the benefits from potential acquisitions, alliances, divestitures or joint ventures; our indebtedness and our ability to pay our indebtedness; disruptions in our information technology networks and systems; our inability to protect our intellectual property rights; weak economic conditions; tax law changes; the tax treatment of the Spin-Off; volatility of market-based impacts to postemployment benefit plans; pricing actions; and other factors. For additional information on these and other factors that could affect our forward-looking statements, see our risk factors, as they may be amended from time to time, set forth in our filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 28, 2013. We disclaim and do not undertake any obligation to update or revise any forward-looking statement in this report, except as required by applicable law or regulation.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
As we operate primarily in North America but source our commodities from global markets and periodically enter into financing or other arrangements abroad, we use financial instruments to manage our primary market risk exposures, which are commodity price, foreign currency exchange rate, and interest rate risks. We monitor and manage these exposures as part of our overall risk management program. Our risk management program focuses on the unpredictability of financial markets and seeks to reduce the potentially adverse effects that the volatility of these markets may have on our operating results. We maintain commodity price, foreign currency, and interest rate risk management policies that principally use derivative instruments to reduce significant, unanticipated earnings fluctuations that may arise from volatility in commodity prices, foreign currency exchange rates, and interest rates. We also sell commodity futures to unprice future purchase commitments, and we occasionally use related futures to cross-hedge a commodity exposure. We are not a party to leveraged derivatives and, by policy, do not use financial instruments for speculative purposes. There were no significant changes in the types of derivative instruments we use to hedge our exposures since December 28, 2013. See Note 9, Financial Instruments, to the condensed consolidated financial statements for further information on our derivative activity during the three months ended March 29, 2014 and the types of derivative instruments we used to hedge our exposures.
See "Item 7A. Quantitative and Qualitative Disclosures about Market Risk" in our Annual Report on Form 10-K for the year ended December 28, 2013. Other than as discussed above, there have been no material changes in our market risk as of March 29, 2014.
Item 4.   Controls and Procedures.

a.	Evaluation of Disclosure Controls and Procedures
Our CEO and CFO, with other members of management, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 29, 2014.

b.	Changes in Internal Control Over Financial Reporting
Our CEO and CFO, with other members of management, evaluated the changes in our internal control over financial reporting during the quarter ended March 29, 2014. We determined that there were no changes in our internal control over financial reporting during the quarter ended March 29, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II
Item 1.   Legal Proceedings.
See Note 10, Commitments, Contingencies and Debt, to the condensed consolidated financial statements (Part I, Item 1 of this Form 10-Q) for information regarding our legal proceedings.
Item 1A.   Risk Factors.
There were no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 28, 2013.
Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
The table below sets forth information regarding purchases of our common stock that we made during the three months ended March 29, 2014.

	Total Number of Shares(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Dollar Value of Shares that May Yet be Purchased Under the Program(2)
January 2014	509	$54.06	—
February 2014	510,168	54.58	382,500
March 2014	2,060,939	55.38	1,856,304	$2,876,130,418
For the Quarter Ended March 29, 2014	2,571,616	55.22
(1) Includes shares tendered by individuals who used shares to exercise options or to pay the related taxes for grants of restricted stock, restricted stock units, and Performance Shares that vested. Also includes shares purchased in connection with certain employee stock purchase plans.
(2) On December 17, 2013, our Board of Directors authorized a $3.0 billion share repurchase program with no expiration date. Under the share repurchase program, we are authorized to repurchase shares of our common stock in the open market or in privately negotiated transactions. The timing and amount of share repurchases are subject to management's evaluation of market conditions, applicable legal requirements, and other factors. We are not obligated to repurchase any of our common stock and may suspend the program at our discretion. As of March 29, 2014, 2.2 million shares have been repurchased under this program.
Item 6.  Exhibits.

Exhibit Number	Description

10.1	Form of Kraft Foods Group, Inc. Global Stock Option Award Agreement.+

10.2	Form of Kraft Foods Group, Inc. Performance Share Plan Award Agreement. +

10.3	Form of Kraft Foods Group, Inc. Global Restricted Stock Unit Agreement. +

10.4	Kraft Foods Group, Inc. Management Stock Purchase Plan, as amended.+

31.1	Certification of Chief Executive Officer pursuant to Rule 13a 14(a)/15d 14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a 14(a)/15d 14(a) of the Securities Exchange Act of 1934.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1
The following materials from Kraft’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Earnings, (iii) the Condensed Consolidated Statements of Equity, (iv) the Condensed Consolidated Balance Sheets, (v) the Condensed Consolidated Statements of Cash Flows, (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text, and (vii) document and entity information.

+	Indicates a management contract or compensatory plan or arrangement.

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
KRAFT FOODS GROUP, INC.

/s/ Teri List-Stoll
Teri List-Stoll
Executive Vice President and
Chief Financial Officer

Date: May 2, 2014