Form 10-Q
period 2014-06-28
Kraft Foods Group, Inc.
filed 2014-07-31
CIK 1545158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2014
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
At July 26, 2014, there were 593,970,992 shares of the registrant’s common stock outstanding.

Kraft Foods Group, Inc

In this report, “Kraft Foods Group,” “we,” “us,” and “our” refers to Kraft Foods Group, Inc.

i

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
Kraft Foods Group, Inc.
Condensed Consolidated Statements of Earnings
(in millions of U.S. dollars, except per share data)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Net revenues	$4,747	$4,716	$9,109	$9,229
Cost of sales	3,226	2,780	6,028	5,823
Gross profit	1,521	1,936	3,081	3,406
Selling, general and administrative expenses	647	516	1,305	1,115
Asset impairment and exit costs	—	22	(2)	84
Operating income	874	1,398	1,778	2,207
Interest and other expense, net	133	130	249	253
Earnings before income taxes	741	1,268	1,529	1,954
Provision for income taxes	259	439	534	669
Net earnings	$482	$829	$995	$1,285
Per share data:
Basic earnings per share	$0.81	$1.39	$1.67	$2.16
Diluted earnings per share	$0.80	$1.38	$1.65	$2.14
Dividends declared	$0.525	$0.50	$1.05	$1.00
See accompanying notes to the condensed consolidated financial statements.

Kraft Foods Group, Inc.
Condensed Consolidated Statements of Comprehensive Earnings
(in millions of U.S. dollars)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Net earnings	$482	$829	$995	$1,285
Other comprehensive earnings / (losses):
Currency translation adjustment	45	(31)	7	(49)
Postemployment benefits:
Amortization of prior service credits	(6)	(6)	(12)	(11)
Tax benefit	3	3	5	5
Derivatives accounted for as hedges:
Net derivative (losses) / gains	(21)	22	32	18
Amounts reclassified from accumulated other comprehensive losses	10	(19)	(6)	(9)
Tax benefit / (expense)	4	(1)	(10)	(3)
Total other comprehensive earnings / (losses)	35	(32)	16	(49)
Comprehensive earnings	$517	$797	$1,011	$1,236
See accompanying notes to the condensed consolidated financial statements.

Kraft Foods Group, Inc.
Condensed Consolidated Balance Sheets
(in millions of U.S. dollars)
(Unaudited)

	June 28, 2014	December 28, 2013
ASSETS
Cash and cash equivalents	$1,370	$1,686
Receivables (net of allowances of $26 in 2014 and 2013)	1,186	1,048
Inventories	2,024	1,616
Deferred income taxes	339	360
Other current assets	192	198
Total current assets	5,111	4,908
Property, plant and equipment, net	4,130	4,115
Goodwill	11,510	11,505
Intangible assets, net	2,235	2,229
Other assets	359	391
TOTAL ASSETS	$23,345	$23,148
LIABILITIES
Current portion of long-term debt	$1,404	$4
Accounts payable	1,606	1,548
Accrued marketing	577	685
Accrued employment costs	143	184
Dividends payable	313	313
Accrued postretirement health care costs	196	197
Other current liabilities	557	479
Total current liabilities	4,796	3,410
Long-term debt	8,604	9,976
Deferred income taxes	653	662
Accrued pension costs	414	405
Accrued postretirement health care costs	3,039	3,080
Other liabilities	376	428
TOTAL LIABILITIES	17,882	17,961
Commitments and Contingencies (Note 10)
EQUITY
Common stock, no par value (5,000,000,000 shares authorized; 599,955,433 shares issued at June 28, 2014 and 596,843,449 at December 28, 2013)	—	—
Additional paid-in capital	4,587	4,434
Retained earnings	1,648	1,281
Accumulated other comprehensive losses	(483)	(499)
Treasury stock, at cost	(289)	(29)
TOTAL EQUITY	5,463	5,187
TOTAL LIABILITIES AND EQUITY	$23,345	$23,148
See accompanying notes to the condensed consolidated financial statements.

Kraft Foods Group, Inc.
Condensed Consolidated Statements of Equity
(in millions of U.S. dollars)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings / (Deficit)	Accumulated Other Comprehensive Losses	Treasury Stock	Total Equity
Balance at December 30, 2012	$—	$4,240	$(206)	$(460)	$(2)	$3,572
Comprehensive earnings / (losses):
Net earnings	—	—	2,715	—	—	2,715
Other comprehensive losses, net of income taxes	—	—	—	(39)	—	(39)
Exercise of stock options, issuance of other stock awards, and other	—	194	—	—	(27)	167
Dividends declared ($2.05 per share)	—	—	(1,228)	—	—	(1,228)
Balance at December 28, 2013	$—	$4,434	$1,281	$(499)	$(29)	$5,187
Comprehensive earnings / (losses):
Net earnings	—	—	995	—	—	995
Other comprehensive earnings, net of income taxes	—	—	—	16	—	16
Exercise of stock options, issuance of other stock awards, and other	—	153	—	—	(21)	132
Shares of common stock repurchased	—	—	—	—	(239)	(239)
Dividends declared ($1.05 per share)	—	—	(628)	—	—	(628)
Balance at June 28, 2014	$—	$4,587	$1,648	$(483)	$(289)	$5,463
See accompanying notes to the condensed consolidated financial statements.

Kraft Foods Group, Inc.
Condensed Consolidated Statements of Cash Flows
(in millions of U.S. dollars)
(Unaudited)

	For the Six Months Ended
	June 28, 2014	June 29, 2013
CASH PROVIDED BY / (USED IN) OPERATING ACTIVITIES
Net earnings	$995	$1,285
Adjustments to reconcile net earnings to operating cash flows:
Depreciation and amortization	191	204
Stock-based compensation expense	52	32
Deferred income tax provision	38	301
Asset impairments	—	33
Market-based impacts to postemployment benefit plans	(49)	(604)
Other non-cash expense, net	31	44
Change in assets and liabilities:
Receivables, net	(151)	(111)
Inventories	(349)	16
Accounts payable	44	(62)
Other current assets	2	2
Other current liabilities	(98)	(201)
Change in pension and postretirement assets and liabilities, net	(66)	(328)
Net cash provided by operating activities	640	611
CASH (USED IN) / PROVIDED BY INVESTING ACTIVITIES
Capital expenditures	(186)	(212)
Proceeds from sale of property, plant and equipment	2	104
Other investing activities	(2)	—
Net cash used in investing activities	(186)	(108)
CASH (USED IN) / PROVIDED BY FINANCING ACTIVITIES
Dividends paid	(628)	(594)
Shares of common stock repurchased	(236)	—
Proceeds from stock option exercises	78	69
Other financing activities	17	(57)
Net cash used in financing activities	(769)	(582)
Effect of exchange rate changes on cash and cash equivalents	(1)	(12)
Cash and cash equivalents:
Decrease	(316)	(91)
Balance at beginning of period	1,686	1,255
Balance at end of period	$1,370	$1,164
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
The condensed consolidated balance sheet data at December 28, 2013 was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. You should read these statements in conjunction with our audited consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended December 28, 2013.
New Accounting Pronouncements:
In April 2014, the Financial Accounting Standards Board (the "FASB") issued an accounting standard update ("ASU") that modifies the criteria for reporting the disposal of a component of an entity as discontinued operations. In addition, the ASU requires additional disclosures about discontinued operations. The ASU will be effective for all disposals of components of an entity that occur during our fiscal year 2015 and thereafter. We do not expect the adoption of this guidance to have a material impact on our financial statements.
In May 2014, the FASB issued an ASU that supersedes existing revenue recognition guidance. Under the new guidance, an entity will apply a principles-based five step model to recognize revenue upon the transfer of promised goods or services to customers and in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. The ASU will be effective beginning in the first quarter of our fiscal year 2017. Early adoption is not permitted. We are currently evaluating the impact the adoption of this guidance will have on our financial statements.
Subsequent Events:
We evaluate subsequent events and reflect accounting and disclosure requirements related to material subsequent events in our financial statements and related notes. We did not identify any material subsequent events impacting our financial statements in this report.
Note 2.   Inventories
Inventories at June 28, 2014 and December 28, 2013 were:

	June 28, 2014	December 28, 2013
	(in millions)
Raw materials	$542	$453
Work in process	341	294
Finished product	1,141	869
Inventories	$2,024	$1,616

Note 3.   Property, Plant and Equipment
Property, plant and equipment at June 28, 2014 and December 28, 2013 were:

	June 28, 2014	December 28, 2013
	(in millions)
Land	$72	$72
Buildings and improvements	1,809	1,806
Machinery and equipment	5,609	5,584
Construction in progress	461	360
	7,951	7,822
Accumulated depreciation	(3,821)	(3,707)
Property, plant and equipment, net	$4,130	$4,115
Note 4.   Goodwill and Intangible Assets
Goodwill by reportable segment at June 28, 2014 and December 28, 2013 was:

	June 28, 2014	December 28, 2013
	(in millions)
Cheese	$3,000	$3,000
Refrigerated Meals	985	985
Beverages	1,290	1,290
Meals & Desserts	1,572	1,572
Enhancers & Snack Nuts	2,644	2,644
Canada	1,146	1,141
Other Businesses	873	873
Goodwill	$11,510	$11,505
Intangible assets at June 28, 2014 and December 28, 2013 were:

	June 28, 2014	December 28, 2013
	(in millions)
Non-amortizing intangible assets	$2,228	$2,228
Amortizing intangible assets	7	1
	2,235	2,229
Accumulated amortization	—	—
Intangible assets, net	$2,235	$2,229
Non-amortizing intangible assets consist primarily of indefinite-lived trademarks. Amortizing intangible assets consist primarily of process technology agreements. At June 28, 2014, the weighted average life of our amortizing intangible assets was 5.8 years. Amortization expense was insignificant for the three and six months ended June 28, 2014 and June 29, 2013. We currently estimate annual amortization expense to be insignificant for each of the next five years.
During our 2013 intangible asset impairment review, we noted that a $261 million trademark within our Enhancers business had an excess fair value over its carrying value of 12%. While this trademark passed the first step of the impairment test, if the trademark's forecasted operating income were to decline significantly, the estimated fair value of the trademark could be adversely affected, leading to a potential impairment of a portion of the trademark in the future. No events occurred during the six months ended June 28, 2014 that would indicate that it is more likely than not that the asset is impaired.

Note 5.   Cost Savings Initiatives

Cost savings initiatives are related to reorganization activities including severance, asset disposals, and other activities. Included within cost savings initiatives are activities related to the previously disclosed multi-year $625 million restructuring program (the "Restructuring Program").
Total Cost Savings Initiatives Expenses:
We recorded expenses related to our cost savings initiatives in the consolidated financial statements as follows:

	For the Three Months Ended		For the Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
	(in millions)
Restructuring costs - Asset impairment and exit costs	$—	$22	$(2)	$84
Implementation costs - Cost of sales	2	26	6	50
Implementation costs - Selling, general and administrative expenses	—	24	—	44
Spin-Off transition costs - Selling, general and administrative expenses	—	10	2	23
Other cost savings initiatives expenses - Cost of sales	16	—	19	—
Other cost savings initiatives expenses - Selling, general and administrative expenses	3	—	10	—
	$21	$82	$35	$201
Cost Savings Initiatives Expenses by Segment:
During the three and six months ended June 28, 2014 and June 29, 2013, we recorded cost savings initiatives expenses within segment operating income as follows:

	For the Three Months Ended June 28, 2014					For the Three Months Ended June 29, 2013
	Restructuring Costs	Implementation Costs	Spin-Off Transition Costs	Other Cost Savings Initiatives Expenses	Total	Restructuring Costs	Implementation Costs	Spin-Off Transition Costs	Other Cost Savings Initiatives Expenses	Total
	(in millions)
Cheese	$—	$—	$—	$3	$3	$5	$24	$—	$—	$29
Refrigerated Meals	—	—	—	4	4	4	7	—	—	11
Beverages	—	1	—	2	3	5	5	—	—	10
Meals & Desserts	—	1	—	1	2	1	6	—	—	7
Enhancers & Snack Nuts	—	—	—	10	10	3	4	—	—	7
Canada	—	—	—	1	1	1	1	—	—	2
Other Businesses	—	—	—	1	1	3	3	—	—	6
Corporate expenses	—	—	—	(3)	(3)	—	—	10	—	10
Total	$—	$2	$—	$19	$21	$22	$50	$10	$—	$82

	For the Six Months Ended June 28, 2014					For the Six Months Ended June 29, 2013
	Restructuring Costs	Implementation Costs	Spin-Off Transition Costs	Other Cost Savings Initiatives Expenses	Total	Restructuring Costs	Implementation Costs	Spin-Off Transition Costs	Other Cost Savings Initiatives Expenses	Total
	(in millions)
Cheese	$—	$3	$—	$4	$7	$21	$42	$—	$—	$63
Refrigerated Meals	—	1	—	5	6	15	11	—	—	26
Beverages	(2)	1	—	3	2	17	15	—	—	32
Meals & Desserts	—	1	—	1	2	11	9	—	—	20
Enhancers & Snack Nuts	—	—	—	14	14	10	7	—	—	17
Canada	—	—	—	1	1	2	4	—	—	6
Other Businesses	—	—	—	1	1	8	6	—	—	14
Corporate expenses	—	—	2	—	2	—	—	23	—	23
Total	$(2)	$6	$2	$29	$35	$84	$94	$23	$—	$201
Restructuring Program:
Our Restructuring Program includes the following:

•	Approximately $270 million of restructuring costs that qualify for special accounting treatment as exit or disposal activities.

•
Approximately $285 million of implementation costs that are directly attributable to the Restructuring Program, but do not qualify for special accounting treatment as exit or disposal activities. These costs primarily relate to reorganization costs associated with our sales function, our information systems infrastructure, and accelerated depreciation on assets.

•
Approximately $70 million of transition costs related to our spin-off from Mondelēz International, Inc. ("Mondelēz International") on October 1, 2012 (the "Spin-Off"). The Spin-Off transition costs have not been allocated to the segments because they consist mostly of professional service fees within our finance, legal, and information systems functions.

We expect approximately one-half of the total Restructuring Program costs will be cash expenditures.
At June 28, 2014, we have incurred Restructuring Program costs of $591 million since the inception of the Restructuring Program. We have spent $280 million in cash. We spent cash related to our Restructuring Program of $8 million in the three months and $19 million in the six months ended June 28, 2014 and $30 million in the three months and $70 million in the six months ended June 29, 2013. We did not incur any non-cash costs in the three or six months ended June 28, 2014. We incurred non-cash costs of $47 million in the three months and $118 million in the six months ended June 29, 2013. We expect to complete the Restructuring Program by the end of 2014.
Restructuring Costs Liability:
At June 28, 2014, the restructuring costs liability balance within other current liabilities was as follows:

Severance and Related Costs
(in millions)
Liability balance, December 29, 2013	$19
Restructuring costs	(2)
Cash spent on restructuring costs	(8)
Foreign exchange	(1)
Liability balance, June 28, 2014	$8

Note 6.   Capital Stock
Our Amended and Restated Articles of Incorporation authorize the issuance of up to 5.0 billion shares of common stock and 500 million shares of preferred stock.
Shares of common stock issued, in treasury and outstanding were:

	Shares Issued	Treasury Shares	Shares Outstanding
Balance at December 28, 2013	596,843,449	(608,999)	596,234,450
Shares of common stock repurchased	—	(4,241,515)	(4,241,515)
Exercise of stock options and issuance of other stock awards	3,111,984	(394,886)	2,717,098
Balance at June 28, 2014	599,955,433	(5,245,400)	594,710,033
At June 28, 2014, we had approximately 0.4 million shares of restricted stock outstanding that were issued to current and former employees. There were no preferred shares issued and outstanding at June 28, 2014 or December 28, 2013.
On December 17, 2013, our Board of Directors authorized a $3.0 billion share repurchase program with no expiration date. Under the share repurchase program, we are authorized to repurchase shares of our common stock in the open market or in privately negotiated transactions. The timing and amount of share repurchases are subject to management's evaluation of market conditions, applicable legal requirements, and other factors. We are not obligated to repurchase any shares of our common stock and may suspend the program at our discretion. In the three months ended June 28, 2014, we repurchased approximately 2.0 million shares for approximately $115 million under this program. Approximately $3 million of the $115 million was accrued at June 28, 2014 and subsequently settled in July 2014. As of June 28, 2014, we have repurchased approximately 4.2 million shares for approximately $239 million under this program since its inception.
Note 7.   Stock Plans
Under the Kraft Foods Group, Inc. 2012 Performance Incentive Plan, we may grant eligible employees awards of stock options, stock appreciation rights, restricted stock and restricted stock units (“RSUs”) as well as performance based long-term incentive awards (“Performance Shares”).
Stock Options:
In February 2014, as part of our equity compensation program, we granted 2.3 million stock options to eligible employees at an exercise price of $55.17 per share. During the six months ended June 28, 2014, we also granted an additional 0.1 million stock options to eligible employees at a weighted average exercise price of $54.77 per share. During the six months ended June 28, 2014, 2.4 million stock options were exercised with a total intrinsic value of $61 million.
Restricted Stock, RSUs, and Performance Shares:
In aggregate, we granted 1.5 million RSUs and Performance Shares during the six months ended June 28, 2014 at a weighted average market value per share of $56.81.
In February 2014, as part of our equity compensation program:

•	We granted 0.5 million RSUs at a market value of $55.17 per share.

•
We granted 0.8 million Performance Shares at a grant date fair value of $59.97 per share. These awards measure performance over a multi-year period, during which the employee may earn shares based on internal financial metrics and the performance of our stock relative to a defined peer group. We measured the grant date fair value using the Monte Carlo simulation model, which assists in estimating the probability of achieving the market conditions stipulated in the award grant.

•
We granted 0.1 million additional Performance Shares with a weighted average market value of $34.37 per share (based on the original 2011 award date), which vested immediately. We granted these shares based on the final business performance rating for the 2011-2013 award cycle. These shares were adjusted and converted into new equity awards using a formula designed to preserve the value of the awards immediately prior to the Spin-Off.

During the six months ended June 28, 2014, we also granted 0.1 million additional RSUs at a weighted average market value per share of $55.78.
During the six months ended June 28, 2014, 1.1 million shares of restricted stock, RSUs, and Performance Shares vested at an aggregate market value of $59 million.
Note 8.   Postemployment Benefit Plans
Pension Plans
Components of Net Pension Cost / (Benefit):
Net pension cost / (benefit) consisted of the following for the three and six months ended June 28, 2014 and June 29, 2013:

	U.S. Plans		Non-U.S. Plans
	For the Three Months Ended		For the Three Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
	(in millions)
Service cost	$20	$24	$3	$5
Interest cost	72	71	14	14
Expected return on plan assets	(80)	(79)	(15)	(14)
Actuarial (gains) / losses	10	(598)	(11)	18
Amortization of prior service cost	1	1	—	—
Settlements	—	14	—	—
Curtailments	—	(2)	—	—
Special termination benefits	—	28	—	—
Net pension cost / (benefit)	$23	$(541)	$(9)	$23

	U.S. Plans		Non-U.S. Plans
	For the Six Months Ended		For the Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
	(in millions)
Service cost	$41	$55	$7	$11
Interest cost	144	142	28	28
Expected return on plan assets	(161)	(158)	(30)	(29)
Actuarial (gains) / losses	(22)	(598)	(17)	18
Amortization of prior service cost	2	2	—	—
Settlements	—	14	—	—
Curtailments	—	(2)	—	—
Special termination benefits	—	45	—	—
Net pension cost / (benefit)	$4	$(500)	$(12)	$28
We remeasure all of our postemployment benefit plans at least annually at the end of our fiscal year. As a result of the December 28, 2013 remeasurement, we capitalized an aggregate benefit of $34 million from market-based impacts related to our pension plans into inventory consistent with our capitalization policy. The entire $34 million of benefit previously capitalized has been recognized in cost of sales and is included in actuarial (gains) / losses in the table above for the six months ended June 28, 2014. We have not remeasured any of our postemployment benefit plans in 2014.
In the second quarter of 2013, as a result of our voluntary early retirement program, we were required to remeasure certain of our U.S. pension plans. This remeasurement resulted in a benefit from market-based impacts of $603 million as of June 29, 2013, primarily driven by an 80 basis point increase in the discount rate. We recorded $350 million of the benefit from market-based impacts in cost of sales and $253 million in selling, general and administrative expenses. The $603 million benefit from market-based impacts as of June 29, 2013 is reflected in actuarial (gains) / losses in the tables above.
The 2013 special termination benefits were associated with our voluntary early retirement program and were included in our Restructuring Program costs.
Employer Contributions:
During the six months ended June 28, 2014, we contributed $19 million to our U.S. pension plans and $8 million to our non-U.S. pension plans. Based on our contribution strategy, we plan to make further contributions of approximately $140 million to our U.S. plans and approximately $35 million to our non-U.S. plans during the remainder of 2014. However, our actual contributions may differ due to many factors, including changes in tax and other benefit laws, tax deductibility, significant differences between expected and actual pension asset performance or interest rates, or other factors.
Postretirement Benefit Plans
Components of Net Postretirement Health Care Cost:
Net postretirement health care cost consisted of the following for the three and six months ended June 28, 2014 and June 29, 2013:

	For the Three Months Ended		For the Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
	(in millions)
Service cost	$6	$8	$13	$17
Interest cost	37	36	74	71
Actuarial (gains) / losses	(32)	4	(52)	4
Amortization of prior service credit	(7)	(7)	(14)	(13)
Special termination benefits	—	3	—	5
Net postretirement health care cost	$4	$44	$21	$84
As a result of the annual remeasurement of our postretirement health care plans, we recorded a benefit from market-based impacts of $15 million into inventory as of December 28, 2013 consistent with our capitalization policy. As of June 28, 2014, the entire $15 million of benefit previously capitalized has been recognized in cost of sales and is included in actuarial (gains) / losses in the table above for the six months ended June 28, 2014.
The 2013 special termination benefits were associated with our voluntary early retirement program and were included in our Restructuring Program costs.
Other Postemployment Benefit Plans
Components of Net Other Postemployment Cost:
Net other postemployment costs consisted of the following for the three and six months ended June 28, 2014 and June 29, 2013:

	For the Three Months Ended		For the Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
	(in millions)
Service cost	$—	$—	$1	$1
Interest cost	1	1	1	1
Actuarial gains	—	(4)	—	(4)
Other	4	1	4	1
Net other postemployment cost / (benefit)	$5	$(2)	$6	$(1)

Note 9.   Financial Instruments
See our consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended December 28, 2013, for additional information on our overall risk management strategies, our purpose for entering into derivatives and our accounting policies.
Fair Value of Derivative Instruments:
The fair values of derivative instruments recorded on the condensed consolidated balance sheets at June 28, 2014 and December 28, 2013 were:

	June 28, 2014		December 28, 2013
	Assets	Liabilities	Assets	Liabilities
	(in millions)
Derivatives designated as hedging instruments:
Commodity contracts	$15	$6	$5	$4
Foreign exchange contracts	35	5	48	—
	$50	$11	$53	$4
Derivatives not designated as hedging instruments:
Commodity contracts	$64	$16	$40	$21
Total fair value	$114	$27	$93	$25
The fair values of our asset derivatives are recorded within other current assets and other assets. The fair values of our liability derivatives are recorded within other current liabilities.
The fair values (asset / (liability)) of our derivative instruments at June 28, 2014 were determined using:

	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Commodity contracts	$57	$57	$—	$—
Foreign exchange contracts	30	—	30	—
Total derivatives	$87	$57	$30	$—
The fair values (asset / (liability)) of our derivative instruments at December 28, 2013 were determined using:

	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Commodity contracts	$20	$20	$—	$—
Foreign exchange contracts	48	—	48	—
Total derivatives	$68	$20	$48	$—
Level 1 financial assets and liabilities consist of commodity futures and options contracts and are valued using quoted prices in active markets for identical assets and liabilities.
Level 2 financial assets and liabilities consist of commodity forwards and foreign exchange forwards. Commodity forwards are valued using an income approach based on the observable market commodity index prices less the contract rate multiplied by the notional amount. Foreign exchange forwards are valued using an income approach based on observable market forward rates less the contract rate multiplied by the notional amount. Our calculation of the fair value of financial instruments takes into consideration the risk of nonperformance, including counterparty credit risk.

Derivative Volume:
The net notional values of our derivative instruments at June 28, 2014 and December 28, 2013 were:

	Notional Amount
	June 28, 2014	December 28, 2013
	(in millions)
Commodity contracts	$1,166	$1,349
Foreign exchange contracts	756	901
Cash Flow Hedges:
Cash flow hedge activity, net of income taxes, within accumulated other comprehensive losses included:

	For the Three Months Ended		For the Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
	(in millions)
Accumulated other comprehensive losses at beginning of period	$(106)	$(148)	$(129)	$(152)
Unrealized (losses) / gains	(13)	14	20	12
Transfer of realized losses / (gains) to earnings	6	(12)	(4)	(6)
Accumulated other comprehensive losses at end of period	$(113)	$(146)	$(113)	$(146)
The unrealized (losses) / gains, net of income taxes, recognized in other comprehensive earnings were:

	For the Three Months Ended		For the Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
	(in millions)
Commodity contracts	$4	$(3)	$25	$(15)
Foreign exchange contracts	(17)	17	(5)	27
Total	$(13)	$14	$20	$12
The (losses) / gains, net of income taxes, reclassified from accumulated other comprehensive losses into net earnings were:

	For the Three Months Ended		For the Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
	(in millions)
Commodity contracts	$5	$—	$2	$(11)
Foreign exchange contracts	(9)	14	6	21
Interest rate contracts	(2)	(2)	(4)	(4)
Total	$(6)	$12	$4	$6
The gains / (losses) on ineffectiveness recognized in pre-tax earnings were:

	For the Three Months Ended		For the Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
	(in millions)
Commodity contracts	$11	$(1)	$52	$(5)
We record the pre-tax gain or loss reclassified from accumulated other comprehensive losses and the gain or loss on ineffectiveness in:

•	cost of sales for commodity contracts;

•	cost of sales for foreign exchange contracts related to forecasted transactions; and

•	interest and other expense, net for interest rate contracts and foreign exchange contracts related to intercompany loans.
Based on our valuation at June 28, 2014, we would expect to transfer unrealized gains of $20 million (net of taxes) for commodity cash flow hedges, unrealized gains of $1 million (net of taxes) for foreign currency cash flow hedges, and unrealized losses of $8 million (net of taxes) for interest rate cash flow hedges to earnings during the next 12 months.
Hedge Coverage:
At June 28, 2014, we had hedged forecasted transactions for the following durations:

•	commodity transactions for periods not exceeding the next eight months;

•	foreign currency transactions for periods not exceeding the next five years; and

•	interest rate transactions for periods not exceeding the next 28 years.
Economic Hedges:
(Losses) / gains recorded in net earnings for economic hedges that are not designated as hedging instruments included:

	For the Three Months Ended		For the Six Months Ended		Location of Gain/(Loss) Recognized Earnings
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
	(in millions)
Commodity contracts	$9	$(2)	$41	$2	Cost of sales
Foreign exchange contracts	(2)	—	2	—	Selling, general and administrative expenses
	$7	$(2)	$43	$2
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
Third-Party Guarantees:
We have third-party guarantees primarily covering long-term obligations related to leased properties. The carrying amounts of our third-party guarantees was $22 million at June 28, 2014 and $24 million at December 28, 2013. The maximum potential payment under these guarantees was $49 million at June 28, 2014 and $53 million at December 28, 2013. Substantially all of these guarantees expire at various times through 2027.
Total Debt:
On May 29, 2014, we entered into a new $3.0 billion five-year senior unsecured revolving credit facility, which expires on May 29, 2019 unless extended. The credit facility enables us to borrow up to $3.0 billion, which may be increased by up to $1.0 billion in the aggregate with the agreement of the lenders providing the increased commitments. The credit facility includes borrowing capacity in the form of letters of credit up to $300 million. The credit facility requires us to maintain a minimum total shareholders’ equity (excluding certain items) of at least $2.4 billion and also contains customary representations, covenants, and events of default. At June 28, 2014, no amounts were drawn on this credit facility. The credit facility replaced our $3.0 billion five-year credit agreement dated as of May 18, 2012. We expect to use the credit facility for general corporate purposes, including for working capital purposes and to support our commercial paper issuances.
Fair Value of our Debt:
The fair value of our long-term debt was determined using Level 1 quoted prices in active markets. At June 28, 2014, the aggregate fair value of our total debt was $11.0 billion as compared with the carrying value of $10.0 billion.
Note 11.   Accumulated Other Comprehensive Losses
Total accumulated other comprehensive losses consists of net earnings / (losses) and other changes in business equity from sources other than shareholders. It includes foreign currency translation gains and losses, postemployment benefit plan adjustments, and unrealized gains and losses from derivative instruments designated as cash flow hedges.

The components of, and changes in, accumulated other comprehensive losses were as follows (net of tax):

	Foreign Currency Adjustments	Postemployment Benefit Plan Adjustments	Derivative Hedging Adjustments	Total Accumulated Other Comprehensive Losses
	(in millions)
Balance at December 30, 2012	$(359)	$51	$(152)	$(460)
Other comprehensive (losses) / gains before reclassifications:
Foreign currency adjustments	(68)	—	—	(68)
Unrealized gains in fair value	—	—	20	20
Prior service credits	—	19	—	19
	(68)	19	20	(29)
Amounts reclassified from accumulated other comprehensive losses:
Transfer of realized losses in fair value to net earnings	—	—	3	3
Amortization of prior service credits	—	(13)	—	(13)
	—	(13)	3	(10)
Net current-period other comprehensive (losses) / earnings	(68)	6	23	(39)
Balance at December 28, 2013	$(427)	$57	$(129)	$(499)
Other comprehensive (losses) / gains before reclassifications:
Foreign currency adjustments	7	—	—	7
Unrealized gains in fair value	—	—	20	20
	7	—	20	27
Amounts reclassified from accumulated other comprehensive losses:
Transfer of realized gains in fair value to net earnings	—	—	(4)	(4)
Amortization of prior service credits	—	(7)	—	(7)
	—	(7)	(4)	(11)
Net current-period other comprehensive (losses) / earnings	7	(7)	16	16
Balance at June 28, 2014	$(420)	$50	$(113)	$(483)

Amounts reclassified from accumulated other comprehensive losses in the three and six months ended June 28, 2014 and June 29, 2013 were as follows:

	Amount Reclassified from Accumulated Other Comprehensive Losses
	For the Three Months Ended		For the Six Months Ended
Details about Accumulated Other Comprehensive Losses Components	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013	Affected Line Item in the Statement Where Net Income is Presented
	(in millions)
Derivative hedging (gains) / losses
Commodity contracts	$(8)	$—	$(3)	$19	Cost of sales
Foreign exchange contracts	(2)	(4)	(11)	(4)	Cost of sales
Foreign exchange contracts	17	(18)	2	(30)	Interest and other expense, net
Interest rate contracts	3	3	6	6	Interest and other expense, net
Total before tax	10	(19)	(6)	(9)	Earnings before income taxes
Tax (expense) / benefit	(4)	7	2	3	Provision for income taxes
Net of tax	$6	$(12)	$(4)	$(6)	Net earnings

Postemployment benefit plan adjustments
Amortization of prior service credits	$(6)	$(6)	$(12)	$(11)	(1)
Total before tax	(6)	(6)	(12)	(11)	Earnings before income taxes
Tax benefit	3	3	5	5	Provision for income taxes
Net of tax	$(3)	$(3)	$(7)	$(6)	Net earnings

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

	For the Three Months Ended		For the Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
	(in millions, except per share data)
Basic EPS:
Net earnings	$482	$829	$995	$1,285
Earnings allocated to participating securities	2	4	4	6
Earnings available to common shareholders - basic	$480	$825	$991	$1,279
Weighted average shares of common stock outstanding	595	594	595	593
Net earnings per share	$0.81	$1.39	$1.67	$2.16
Diluted EPS:
Net earnings	$482	$829	$995	$1,285
Earnings allocated to participating securities	2	4	4	6
Earnings available to common shareholders - diluted	$480	$825	$991	$1,279
Weighted average shares of common stock outstanding	595	594	595	593
Effect of dilutive securities	5	5	5	5
Weighted average shares of common stock, including dilutive effect	600	599	600	598
Net earnings per share	$0.80	$1.38	$1.65	$2.14
We excluded antidilutive stock options and Performance Shares from our calculation of weighted average shares of common stock outstanding for diluted EPS of 2.7 million for the three months and 2.0 million for the six months ended June 28, 2014 and zero for the three months and 1.3 million for the six months ended June 29, 2013.
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
Management uses segment operating income to evaluate segment performance and allocate resources. We believe it is appropriate to disclose this measure to help investors analyze segment performance and trends. Segment operating income excludes the following for all periods presented:

•
Unrealized gains and losses on hedging activities (which are a component of cost of sales) in order to provide better transparency of our segment operating results. Once realized, the gains and losses on hedging activities are recorded within segment operating results.

•
Certain components of our postemployment benefit plans (which are a component of cost of sales and selling, general and administrative expenses) because we centrally manage postemployment benefit plan funding decisions and the determination of discount rates, expected rate of return on plan assets, and other actuarial assumptions.

•	General corporate expenses (which are a component of selling, general and administrative expenses).
Furthermore, we centrally manage interest and other expense, net. Accordingly, we do not present these items by segment because they are excluded from the segment profitability measures that management reviews.

Our segment net revenues and earnings consisted of:

	For the Three Months Ended		For the Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
	(in millions)
Net revenues:
Cheese	$952	$937	$1,959	$1,924
Refrigerated Meals	916	893	1,732	1,710
Beverages	748	747	1,422	1,459
Meals & Desserts	518	545	1,016	1,085
Enhancers & Snack Nuts	600	592	1,103	1,124
Canada	523	540	950	1,022
Other Businesses	490	462	927	905
Net revenues	$4,747	$4,716	$9,109	$9,229

	For the Three Months Ended		For the Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
	(in millions)
Earnings before income taxes:
Operating income:
Cheese	$140	$150	$327	$322
Refrigerated Meals	117	104	213	201
Beverages	113	126	244	251
Meals & Desserts	166	161	308	331
Enhancers & Snack Nuts	169	143	317	301
Canada	105	112	171	189
Other Businesses	69	56	128	103
Unrealized gains / (losses) on hedging activities	(19)	2	23	(3)
Certain postemployment benefit plan income	32	567	92	568
General corporate expenses	(18)	(23)	(45)	(56)
Operating income	874	1,398	1,778	2,207
Interest and other expense, net	133	130	249	253
Earnings before income taxes	$741	$1,268	$1,529	$1,954

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
Items Affecting Comparability of Financial Results
Cost Savings Initiatives
We incurred cost savings initiatives expenses of $21 million in the three months and $35 million in the six months ended June 28, 2014 compared to $82 million in the three months and $201 million in the six months ended June 29, 2013. Our costs savings initiatives include our multi-year $625 million Restructuring Program. The Restructuring Program consists of restructuring costs, implementation costs, and transition costs related to our Spin-Off. Approximately one-half of the total Restructuring Program costs will be cash expenditures. We spent cash of $8 million in the three months and $19 million in the six months ended June 28, 2014 and $30 million in the three months and $70 million in the six months ended June 29, 2013 related to our Restructuring Program. We expect to complete the Restructuring Program by the end of 2014. See Note 5, Cost Savings Initiatives, to the condensed consolidated financial statements for additional information.
Postemployment Benefit Plans
We remeasure all of our postemployment benefit plans at least annually at the end of our fiscal year. As a result of the December 28, 2013 remeasurement, we capitalized an aggregate benefit of $49 million from market-based impacts related to our postemployment benefit plans into inventory consistent with our capitalization policy. The entire $49 million of benefit previously capitalized was recognized in cost of sales in the first quarter of 2014. We have not remeasured any of our postemployment benefit plans in 2014. Separately, in the second quarter of 2013, as a result of our voluntary early retirement program, we were required to remeasure certain of our postemployment benefit plans. This remeasurement resulted in a benefit from market-based impacts of $604 million as of June 29, 2013, primarily driven by an 80 basis point increase in the discount rate. We recorded $350 million of the benefit from market-based impacts in cost of sales and $254 million in selling, general and administrative expenses.
Provision for Income Taxes
Our effective tax rate was 35.0% in the second quarter of 2014 and 34.6% in the second quarter of 2013.  The 2014 second quarter effective tax rate was unfavorably impacted by net discrete items totaling $3 million, primarily due to accrued interest on uncertain tax positions. This is compared to the 2013 second quarter effective tax rate which was impacted by an increase in full year U.S. forecasted earnings due to the remeasurement of certain of our postemployment benefit plans, timing, and the favorable impact of net discrete items totaling $9 million, primarily related to adjustments to tax return estimates.

Our effective tax rate was 34.9% for the first six months of 2014 and 34.2% for the first six months of 2013. For the first six months of 2014, our effective tax rate was unfavorably impacted by net discrete items totaling $7 million primarily from a discrete item derived by a retrospective contractual change in the treatment of market-based impacts to postemployment benefit plans, partially offset by favorable adjustments related to interest and state tax refunds. For the first six months of 2013, our effective tax rate was unfavorably impacted by an increase in full year U.S. forecasted earnings due to the remeasurement of certain of our postemployment benefit plans and favorably impacted by net discrete items totaling $19 million, which primarily related to adjustments to tax return estimates and adjustments to state tax rates.
Consolidated Results of Operations
The following discussion compares our consolidated results of operations for the three and six months ended June 28, 2014 and June 29, 2013.
Summary of Results

	For the Three Months Ended			For the Six Months Ended
	June 28, 2014	June 29, 2013	% Change	June 28, 2014	June 29, 2013	% Change
	(in millions, except per share data)			(in millions, except per share data)
Net revenues	$4,747	$4,716	0.7%	$9,109	$9,229	(1.3)%
Operating income	$874	$1,398	(37.5)%	$1,778	$2,207	(19.4)%
Net earnings	$482	$829	(41.9)%	$995	$1,285	(22.6)%
Diluted earnings per share	$0.80	$1.38	(42.0)%	$1.65	$2.14	(22.9)%

Net Revenues

	For the Three Months Ended				For the Six Months Ended
	June 28, 2014	June 29, 2013	% Change		June 28, 2014	June 29, 2013	% Change
	(in millions)				(in millions)
Net revenues	$4,747	$4,716	0.7%		$9,109	$9,229	(1.3)%
Impact of foreign currency	39	—	0.8	pp	83	—	0.9	pp
Sales to Mondelēz International	(40)	(41)	—		(73)	(72)	—
Organic Net Revenues (1)	$4,746	$4,675	1.5%		$9,119	$9,157	(0.4)%
Volume/mix			0.9	pp			(0.9	)pp
Net pricing			0.6	pp			0.5	pp

(1)	Organic Net Revenues is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Three Months Ended June 28, 2014 compared to Three Months Ended June 29, 2013
Organic Net Revenues increased, despite economic and consumer trends that continue to pressure the North American food and beverage industry. The expected benefit of a shift in Easter-related shipments, the volume impact of significant pricing actions driven by rising commodity costs, and executional challenges in certain parts of our business impacted our results. Favorable volume/mix (0.9 pp) reflected an impact of approximately 2.5 percentage points due to the expected shift in Easter-related product shipments to the second quarter of 2014, partially offset by volume loss from higher net pricing. Higher net pricing (0.6pp) was due to commodity cost-driven pricing actions (primarily dairy), partially offset by increased promotion activity across the portfolio. The negative impact of foreign currency was due to the strength of the U.S. dollar relative to the Canadian dollar.
Six Months Ended June 28, 2014 compared to Six Months Ended June 29, 2013
Organic Net Revenues declined due, in part, to economic and consumer trends that are creating top-line challenges. Our results reflect executional challenges in certain parts of our business as well as the impact of significant pricing actions in response to changing input costs. Organic Net Revenues were down slightly due to unfavorable volume/mix (0.9 pp), partially offset by higher net pricing (0.5 pp). Increased commodity cost-driven pricing in cheese was partially offset by lower commodity cost-driven pricing in coffee experienced through the majority of the period as well as increased promotion activity across the portfolio. The negative impact of foreign currency was due to the strength of the U.S. dollar relative to the Canadian dollar.
Operating Income

	For the Three Months Ended			For the Six Months Ended
	Operating Income	Change		Operating Income	Change
	(in millions)	(percentage point)		(in millions)	(percentage point)
Operating Income for the Periods Ended June 29, 2013	$1,398			$2,207
Change in volume/mix	2	0.3	pp	(70)	(3.9	) pp
Higher net pricing	27	3.0	pp	43	2.4	pp
Higher product costs	(64)	(7.3	) pp	(21)	(1.2	) pp
Change in selling, general and administrative expenses	82	9.4	pp	(7)	(0.4	) pp
Lower expenses for cost savings initiatives	61	8.6	pp	166	10.4	pp
Change in unrealized gains / (losses) on hedging activities	(21)	(2.4	) pp	26	1.5	pp
Change in market-based impacts to postemployment benefit plans	(604)	(47.6	) pp	(555)	(27.3	) pp
Other, net	(7)	(1.5	) pp	(11)	(0.9	) pp
Operating Income for the Periods Ended June 28, 2014	$874	(37.5)%		$1,778	(19.4)%
Three Months Ended June 28, 2014 compared to Three Months Ended June 29, 2013
Higher product costs were due primarily to higher dairy and packaging material commodity costs, partially offset by lower manufacturing costs, driven by net productivity.

Lower selling, general and administrative expenses were driven by the timing of marketing spending and a favorable impact from the annual update of postemployment benefit plan census data.
We incurred $21 million of expenses related to our cost savings initiatives in the second quarter of 2014 compared to $82 million of expenses in the second quarter of 2013, which included the impact of a voluntary early retirement program.
The change in unrealized gains / (losses) on hedging activities decreased operating income by $21 million as we recognized losses of $19 million in the second quarter of 2014 versus gains of $2 million in the second quarter of 2013.
The unfavorable change in market-based impacts to postemployment benefit plans was due to a $604 million remeasurement gain realized in the second quarter of 2013, triggered by our voluntary early retirement program. There were no postemployment benefit plan remeasurements in the second quarter of 2014.
Six Months Ended June 28, 2014 compared to Six Months Ended June 29, 2013
Higher product costs were due primarily to increased commodity costs, partially offset by lower manufacturing costs, driven by net productivity. The increase in commodity costs was due primarily to higher dairy and packaging material costs, partially offset by lower coffee bean costs.
We incurred $35 million of expenses related to our cost savings initiatives in the first six months of 2014 compared to $201 million of expenses in the first six months of 2013, which included the impacts of our voluntary early retirement program and the sale-leaseback of our headquarters facilities.
The change in unrealized gains / (losses) on hedging activities increased operating income by $26 million as we recognized gains of $23 million in the first six months of 2014 versus losses of $3 million in the first six months of 2013.
The change in market-based impacts to postemployment benefit plans decreased operating income by $555 million as we recognized $49 million of remeasurement gains in the first quarter of the current year that were previously capitalized into inventory at year-end, compared to remeasurement gains of $604 million in the second quarter of 2013 that were triggered by our voluntary early retirement program.
Net Earnings and Diluted Earnings per Share
Net earnings decreased 41.9% to $482 million in the second quarter of 2014 and decreased 22.6% to $995 million in the first six months of 2014.

	For the Three Months Ended	For the Six Months Ended
Diluted EPS for the Periods Ended June 29, 2013	$1.38	$2.14
Change in results from operations	0.05	(0.06)
Decrease in expenses for cost savings initiatives	0.06	0.17
Change in unrealized gains / (losses) on hedging activities	(0.02)	0.03
Change in market-based impacts to postemployment benefit plans	(0.62)	(0.60)
Changes in taxes	(0.04)	(0.01)
Other, net	(0.01)	(0.02)
Diluted EPS for the Periods Ended June 28, 2014	$0.80	$1.65

Three Months Ended June 28, 2014 compared to Three Months Ended June 29, 2013
Our effective tax rate was 35.0% for the three months ended June 28, 2014, compared to 34.6% for the three months ended June 29, 2013. The $0.04 unfavorable EPS impact of the change in taxes resulted from prior year timing and discrete items.

Six Months Ended June 28, 2014 compared to Six Months Ended June 29, 2013
Our effective tax rate was 34.9% for the six months ended for June 28, 2014, compared to 34.2% for the six months ended June 29, 2013. The increase in our effective tax rate was primarily from a first quarter discrete item derived by a retrospective contractual change, which is included in market-based impacts to postemployment benefit plans in the table above. The remaining timing and discrete items essentially offset for the six months ended June 28, 2014 compared to the six months ended June 29, 2013.
Results of Operations by Reportable Segment
We manage and report operating results through six reportable segments: Cheese, Refrigerated Meals, Beverages, Meals & Desserts, Enhancers & Snack Nuts, and Canada. Our remaining businesses, including our Foodservice and Exports businesses, are aggregated and disclosed as “Other Businesses”.
The following discussion compares our results of operations for each of our reportable segments for the three and six months ended June 28, 2014 and June 29, 2013.

	For the Three Months Ended		For the Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
	(in millions)
Net revenues:
Cheese	$952	$937	$1,959	$1,924
Refrigerated Meals	916	893	1,732	1,710
Beverages	748	747	1,422	1,459
Meals & Desserts	518	545	1,016	1,085
Enhancers & Snack Nuts	600	592	1,103	1,124
Canada	523	540	950	1,022
Other Businesses	490	462	927	905
Net revenues	$4,747	$4,716	$9,109	$9,229

	For the Three Months Ended		For the Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
	(in millions)
Operating income:
Cheese	$140	$150	$327	$322
Refrigerated Meals	117	104	213	201
Beverages	113	126	244	251
Meals & Desserts	166	161	308	331
Enhancers & Snack Nuts	169	143	317	301
Canada	105	112	171	189
Other Businesses	69	56	128	103
Unrealized gains / (losses) on hedging activities	(19)	2	23	(3)
Certain postemployment benefit plan income	32	567	92	568
General corporate expenses	(18)	(23)	(45)	(56)
Operating income	$874	$1,398	$1,778	$2,207
Management uses segment operating income to evaluate segment performance and allocate resources. We believe it is appropriate to disclose this measure to help investors analyze segment performance and trends. Segment operating income excludes the following for all periods presented:

•
Unrealized gains and losses on hedging activities (which are a component of cost of sales) in order to provide better transparency of our segment operating results. Once realized, the gains and losses on hedging activities are recorded within segment operating results.

•	Certain components of our postemployment benefit plans (which are a component of cost of sales and selling, general and administrative expenses) because we centrally manage postemployment benefit plan funding decisions and the determination of discount rates, expected rate of return on plan assets, and other actuarial assumptions.

•	General corporate expenses (which are a component of selling, general and administrative expenses).
Cheese

	For the Three Months Ended			For the Six Months Ended
	June 28, 2014	June 29, 2013	% Change	June 28, 2014	June 29, 2013	% Change
	(in millions)			(in millions)
Net revenues	$952	$937	1.6%	$1,959	$1,924	1.8%
Organic Net Revenues(1)	938	917	2.3%	1,934	1,891	2.3%
Segment operating income	140	150	(6.7)%	327	322	1.6%

(1)	See the Non-GAAP Financial Measures section at the end of this item.
Three Months Ended June 28, 2014 compared to Three Months Ended June 29, 2013
Net revenues increased 1.6%, despite the impact of lower sales to Mondelēz International (0.7 pp). Organic Net Revenues increased 2.3%, due primarily to commodity cost-driven pricing (7.7 pp). Unfavorable volume/mix (5.4 pp, despite a favorable impact from the Easter shift) reflected volume loss from price increases, particularly in sandwich cheese and recipe cheese.
Segment operating income decreased 6.7% as unfavorable volume/mix, higher manufacturing costs, due in part to a voluntary cottage cheese recall, and unfavorable pricing net of commodity costs were partially offset by lower spending on cost savings initiatives and the timing of marketing spending.
Six Months Ended June 28, 2014 compared to Six Months Ended June 29, 2013
Net revenues increased 1.8%, despite the impact of lower sales to Mondelēz International (0.5 pp). Organic Net Revenues increased 2.3%, due primarily to commodity cost-driven pricing (5.9 pp), partially offset by unfavorable volume/mix (3.6 pp) that reflected volume loss from price increases taken across most cheese categories.
Segment operating income increased 1.6% as lower spending on cost savings initiatives, the timing of marketing spending, and favorable pricing net of commodity costs was partially offset by unfavorable volume/mix and higher manufacturing costs.
Refrigerated Meals

	For the Three Months Ended			For the Six Months Ended
	June 28, 2014	June 29, 2013	% Change	June 28, 2014	June 29, 2013	% Change
	(in millions)			(in millions)
Net revenues	$916	$893	2.6%	$1,732	$1,710	1.3%
Organic Net Revenues(1)	916	893	2.6%	1,732	1,710	1.3%
Segment operating income	117	104	12.5%	213	201	6.0%

(1)	See the Non-GAAP Financial Measures section at the end of this item.
Three Months Ended June 28, 2014 compared to Three Months Ended June 29, 2013
Net revenues and Organic Net Revenues increased 2.6%, driven by higher net pricing (1.4 pp) and favorable volume/mix (1.2 pp, including a favorable impact from the Easter shift). Higher net pricing reflected commodity cost-driven pricing, primarily in bacon. Favorable volume/mix was driven by new protein snacks, bacon and lunch combinations, partially offset by cold cuts.
Segment operating income increased 12.5%, driven primarily by lower overhead spending and lower spending on cost savings initiatives.

Six Months Ended June 28, 2014 compared to Six Months Ended June 29, 2013
Net revenues and Organic Net Revenues increased 1.3%, driven by higher commodity cost-driven pricing (0.7 pp) and favorable volume/mix (0.6 pp) from higher shipments of lunch combinations and new protein snacks, partially offset by lower shipments of cold cuts.
Segment operating income increased 6.0%, due primarily to lower spending on cost savings initiatives and lower manufacturing costs driven by net productivity, partially offset by the timing of marketing spending.
Beverages

	For the Three Months Ended			For the Six Months Ended
	June 28, 2014	June 29, 2013	% Change	June 28, 2014	June 29, 2013	% Change
	(in millions)			(in millions)
Net revenues	$748	$747	0.1%	$1,422	$1,459	(2.5)%
Organic Net Revenues(1)	748	747	0.1%	1,422	1,459	(2.5)%
Segment operating income	113	126	(10.3)%	244	251	(2.8)%

(1)	See the Non-GAAP Financial Measures section at the end of this item.
Three Months Ended June 28, 2014 compared to Three Months Ended June 29, 2013
Net revenues and Organic Net Revenues were flat, as favorable volume/mix (6.7 pp) was offset by lower net pricing (6.6 pp). Favorable volume/mix, including a favorable impact from the Easter shift, was realized in coffee and ready-to-drink beverages, partially offset by lower shipments of liquid concentrates. Lower net pricing was due primarily to increased promotion spending in all beverage categories.
Segment operating income decreased 10.3%, due primarily to unfavorable pricing net of commodity costs, higher manufacturing costs, and the timing of marketing spending, partially offset by favorable volume/mix and lower spending on cost savings initiatives.
Six Months Ended June 28, 2014 compared to SIx Months Ended June 29, 2013
Net revenues and Organic Net Revenues decreased 2.5%, due to lower net pricing (5.3 pp), partially offset by favorable volume/mix (2.8 pp). Lower net pricing was due primarily to increased promotion spending in ready-to-drink beverages and roast and ground coffee. Favorable volume/mix was driven by growth in on-demand coffee products and higher shipments of ready-to-drink beverages, partially offset by lower shipments of liquid concentrates.
Segment operating income decreased 2.8%, due primarily to unfavorable pricing net of commodity costs and the timing of marketing spending. This decrease was partially offset by lower spending on cost savings initiatives and lower manufacturing costs, driven by net productivity.
Meals & Desserts

	For the Three Months Ended			For the Six Months Ended
	June 28, 2014	June 29, 2013	% Change	June 28, 2014	June 29, 2013	% Change
	(in millions)			(in millions)
Net revenues	$518	$545	(5.0)%	$1,016	$1,085	(6.4)%
Organic Net Revenues(1)	518	545	(5.0)%	1,016	1,085	(6.4)%
Segment operating income	166	161	3.1%	308	331	(6.9)%

(1)	See the Non-GAAP Financial Measures section at the end of this item.

Three Months Ended June 28, 2014 compared to Three Months Ended June 29, 2013
Net revenues and Organic Net Revenues decreased 5.0%, due to lower net pricing (2.6 pp) and unfavorable volume/mix (2.4 pp), despite a favorable impact from the Easter shift. Lower net pricing was due primarily to increased promotion activity, primarily in dinners and refrigerated ready-to-eat desserts. Unfavorable volume/mix was due primarily to lower shipments of refrigerated ready-to-eat desserts and dinners.
Segment operating income increased 3.1%, driven by the timing of marketing spending and lower spending on cost savings initiatives, partially offset by unfavorable pricing net of commodity costs.
Six Months Ended June 28, 2014 compared to Six Months Ended June 29, 2013
Net revenues and Organic Net Revenues decreased 6.4%, due to unfavorable volume/mix (5.7 pp) and lower net pricing (0.7 pp). Unfavorable volume/mix was due primarily to lower shipments in desserts and dinners. Lower net pricing reflected increased promotional activity, primarily in refrigerated ready-to-eat desserts.
Segment operating income decreased 6.9%, due primarily to unfavorable volume/mix, unfavorable pricing net of commodity costs and higher manufacturing costs, partially offset by lower spending on cost savings initiatives and the timing of marketing spending.
Enhancers & Snack Nuts

	For the Three Months Ended			For the Six Months Ended
	June 28, 2014	June 29, 2013	% Change	June 28, 2014	June 29, 2013	% Change
	(in millions)			(in millions)
Net revenues	$600	$592	1.4%	$1,103	$1,124	(1.9)%
Organic Net Revenues(1)	600	589	1.9%	1,103	1,119	(1.4)%
Segment operating income	169	143	18.2%	317	301	5.3%

(1)	See the Non-GAAP Financial Measures section at the end of this item.
Three Months Ended June 28, 2014 compared to Three Months Ended June 29, 2013
Net revenues increased 1.4%, despite the impact of lower sales to Mondelēz International (0.5 pp). Organic Net Revenues increased 1.9%, driven by favorable volume/mix (4.6 pp), partially offset by lower net pricing (2.7 pp). Favorable volume/mix was driven primarily by the Easter shift and included higher shipments of snack nuts and pourable dressings, partially offset by lower shipments of peanut butter. Lower net pricing was due primarily to increased promotion activity in spoonable and pourable dressings.
Segment operating income increased 18.2%, due to lower manufacturing costs driven by net productivity, lower marketing spending, and favorable volume/mix, partially offset by unfavorable pricing net of commodity costs.
Six Months Ended June 28, 2014 compared to Six Months Ended June 29, 2013
Net revenues decreased 1.9%, including the impact of lower sales to Mondelēz International (0.5 pp). Organic Net Revenues decreased 1.4%, due to lower net pricing (2.2 pp), partially offset by favorable volume/mix (0.8 pp). Lower net pricing was due primarily to increased promotional activity in spoonable and pourable dressings. Favorable volume/mix was driven primarily by higher shipments of snack nuts, partially offset by lower shipments of peanut butter and spoonable dressings.
Segment operating income increased 5.3%, as lower manufacturing costs driven by net productivity was partially offset by the timing of marketing spending and unfavorable pricing net of commodity costs.

Canada

	For the Three Months Ended			For the Six Months Ended
	June 28, 2014	June 29, 2013	% Change	June 28, 2014	June 29, 2013	% Change
	(in millions)			(in millions)
Net revenues	$523	$540	(3.1)%	$950	$1,022	(7.0)%
Organic Net Revenues(1)	554	535	3.6%	1,016	1,014	0.2%
Segment operating income	105	112	(6.3)%	171	189	(9.5)%

(1)	See the Non-GAAP Financial Measures section at the end of this item.
Three Months Ended June 28, 2014 compared to Three Months Ended June 29, 2013
Net revenues decreased 3.1%, including the impact of unfavorable foreign currency (6.4 pp). Organic Net Revenues increased 3.6%, driven by favorable volume/mix (4.0 pp), partially offset by lower net pricing (0.4 pp). Favorable volume/mix reflected the impact of the Easter shift and higher shipments of cheese.
Segment operating income decreased 6.3%, due primarily to unfavorable pricing net of commodity costs, the unfavorable impact of foreign currency and higher manufacturing costs. This decrease was partially offset by the timing of marketing spending and favorable volume/mix.
Six Months Ended June 28, 2014 compared to Six Months Ended June 29, 2013
Net revenues decreased 7.0%, including the impact of unfavorable foreign currency (7.2 pp). Organic Net Revenues were essentially flat as favorable volume/mix (0.7 pp) was mostly offset by lower net pricing (0.5 pp).
Segment operating income decreased 9.5%, due primarily to the unfavorable impact of foreign currency, unfavorable volume/mix as a result of higher shipments of beverage items, and unfavorable pricing net of commodity costs. This decrease was partially offset by the timing of marketing spending.
Other Businesses

	For the Three Months Ended			For the Six Months Ended
	June 28, 2014	June 29, 2013	% Change	June 28, 2014	June 29, 2013	% Change
	(in millions)			(in millions)
Net revenues	$490	$462	6.1%	$927	$905	2.4%
Organic Net Revenues(1)	472	449	5.1%	896	879	1.9%
Segment operating income	69	56	23.2%	128	103	24.3%

(1)	See the Non-GAAP Financial Measures section at the end of this item.
Three Months Ended June 28, 2014 compared to Three Months Ended June 29, 2013
Net revenues increased 6.1%, including higher sales to Mondelēz International (1.8 pp), partially offset by the impact of unfavorable foreign currency (0.8 pp). Organic Net Revenues increased 5.1%, due to higher commodity cost-driven pricing (5.7 pp), partially offset by unfavorable volume/mix (0.6 pp), which included the unfavorable impact of planned Foodservice product line exits.
Segment operating income increased 23.2%, due primarily to lower manufacturing costs driven by net productivity and favorable pricing net of commodity costs.
Six Months Ended June 28, 2014 compared to Six Months Ended June 29, 2013
Net revenues increased 2.4%, including higher sales to Mondelēz International (1.5 pp), partially offset by the impact of unfavorable foreign currency (1.0 pp). Organic Net Revenues increased 1.9%, driven by higher commodity cost-driven pricing (3.9 pp), partially offset by unfavorable volume/mix (2.0 pp), which included the unfavorable impact of planned Foodservice product line exits.

Segment operating income increased 24.3%, driven primarily by lower spending on cost savings initiatives, lower manufacturing costs driven by net productivity, and favorable pricing net of commodity costs, partially offset by unfavorable volume/mix.
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
Net Cash Provided by Operating Activities:
Operating activities provided net cash of $640 million in the six months ended June 28, 2014 compared with $611 million in the six months ended June 29, 2013. The increase in cash provided by operating activities primarily related to a decrease in pension contributions in the six months ended June 28, 2014 compared to the six months ended June 29, 2013 and lower cash payments on accounts payable and income taxes, partially offset by higher inventories.
Net Cash Used in Investing Activities:
Net cash used in investing activities was $186 million in the six months ended June 28, 2014 compared with $108 million in the six months ended June 29, 2013. Capital expenditures were $186 million in the six months ended June 28, 2014 compared to $212 million in the six months ended June 29, 2013. While our capital expenditures decreased in the first six months of 2014 compared to the first six months of 2013, our cash used in investing activities increased in the first six months of 2014 compared to the first six months of 2013 due primarily to the receipt of proceeds of $101 million from the sale of our headquarters facilities in the first quarter of 2013. We expect 2014 capital expenditures to be approximately $550 million to $575 million, including capital expenditures required for our cost savings initiatives. We expect to fund these expenditures with cash from operations.
Net Cash Used in Financing Activities:
Net cash used in financing activities was $769 million in the six months ended June 28, 2014 compared with $582 million in the six months ended June 29, 2013. The increase in financing activities in the first six months of 2014 was driven primarily by $236 million of cash spent to repurchase shares of our common stock compared to a one-time net settlement with Mondelēz International for stock awards of $55 million in the first six months of 2013. We paid dividends of $628 million in the six months ended June 28, 2014 and $594 million in the six months ended June 29, 2013.
Total Debt:
Our total debt was $10.0 billion at June 28, 2014 and December 28, 2013. The weighted average remaining term of our debt was 12.7 years at June 28, 2014.
On May 29, 2014, we entered into a new $3.0 billion five-year senior unsecured revolving credit facility, which expires on May 29, 2019 unless extended. The credit facility enables us to borrow up to $3.0 billion, which may be increased by up to $1.0 billion in the aggregate with the agreement of the lenders providing the increased commitments. The credit facility includes borrowing capacity in the form of letters of credit up to $300 million. The credit facility requires us to maintain a minimum total shareholders’ equity (excluding certain items) of at least $2.4 billion and also contains customary representations, covenants, and events of default. At June 28, 2014, no amounts were drawn on this credit facility. The credit facility replaced our $3.0 billion five-year credit agreement dated as of May 18, 2012. We expect to use the credit facility for general corporate purposes, including for working capital purposes and to support our commercial paper issuances.

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
During the six months ended June 28, 2014, our aggregate commodity costs increased over the prior year period, primarily as a result of higher dairy and packaging material costs, partially offset by lower costs of coffee beans, sugar, soybean and vegetable oil, and nuts. Our commodity costs increased $102 million in the second quarter and $87 million in the first six months of 2014 over the comparable prior year period. We expect commodity cost volatility to continue over the remainder of the year. We manage commodity cost volatility primarily through pricing and risk management strategies.
Off-Balance Sheet Arrangements and Aggregate Contractual Obligations
We have no material off-balance sheet arrangements other than the guarantees and contractual obligations that are discussed below.
As discussed in Note 10, Commitments, Contingencies and Debt, to the condensed consolidated financial statements, we have third-party guarantees primarily covering long-term obligations related to leased properties. The carrying amount of our third-party guarantees was $22 million at June 28, 2014 and $24 million at December 28, 2013. The maximum potential payment under these guarantees was $49 million at June 28, 2014 and $53 million at December 28, 2013. Substantially all of these guarantees expire at various times through 2027.
In addition, we were contingently liable for guarantees related to our own performance totaling $83 million at June 28, 2014 and $86 million at December 28, 2013. These include letters of credit related to dairy commodity purchases and other letters of credit.
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
Equity and Dividends
On December 17, 2013, our Board of Directors authorized a $3.0 billion share repurchase program with no expiration date. Under the share repurchase program, we are authorized to repurchase shares of our common stock in the open market or in privately negotiated transactions. The timing and amount of share repurchases are subject to management's evaluation of market conditions, applicable legal requirements, and other factors. We are not obligated to repurchase any shares of our common stock and may suspend the program at our discretion. In the three months ended June 28, 2014, we repurchased approximately 2.0 million shares for approximately $115 million under this program. As of June 28, 2014, we have repurchased approximately 4.2 million shares for approximately $239 million under this program since its inception.
See Note 7, Stock Plans, to the condensed consolidated financial statements for a discussion of our share-based equity programs.
Dividends:
We paid dividends of $628 million in the first six months of 2014. On June 23, 2014, our Board of Directors declared a cash dividend of $0.525 per share of common stock, which was paid on July 25, 2014 to shareholders of record on July 11, 2014. In connection with this dividend, we recorded $313 million of dividends payable at June 28, 2014. We paid dividends of $594 million in the first six months of 2013. The present annualized dividend rate is $2.10 per share of common stock. The declaration of dividends is subject to the discretion of our Board of Directors and depends on various factors, including our net earnings, financial condition, cash requirements, future prospects, and other factors that our Board of Directors deems relevant to its analysis and decision making.

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
New Accounting Pronouncements
See Note 1, Background and Basis of Presentation, to the condensed consolidated financial statements for a discussion of new accounting pronouncements.
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
We believe that the presentation of Organic Net Revenues, when considered together with the corresponding U.S. GAAP financial measure and the reconciliation to that measure, provides investors with additional understanding of the factors and trends affecting our business than could be obtained absent these disclosures. Non-GAAP financial measures should be viewed in addition to, and not as an alternative for, our results prepared in accordance with U.S. GAAP. In addition, the non-GAAP measures we use may differ from non-GAAP measures used by other companies, and other companies may not define the non-GAAP measures we use in the same way. A reconciliation of Organic Net Revenues to net revenues is set forth below.

	Net Revenues	Impact of Currency	Sales to Mondelēz International	Organic Net Revenues
	(in millions)
Three Months Ended June 28, 2014
Cheese	$952	$—	$(14)	$938
Refrigerated Meals	916	—	—	916
Beverages	748	—	—	748
Meals & Desserts	518	—	—	518
Enhancers & Snack Nuts	600	—	—	600
Canada	523	35	(4)	554
Other Businesses	490	4	(22)	472
Total	$4,747	$39	$(40)	$4,746
Three Months Ended June 29, 2013
Cheese	$937	$—	$(20)	$917
Refrigerated Meals	893	—	—	893
Beverages	747	—	—	747
Meals & Desserts	545	—	—	545
Enhancers & Snack Nuts	592	—	(3)	589
Canada	540	—	(5)	535
Other Businesses	462	—	(13)	449
Total	$4,716	$—	$(41)	$4,675

	Net Revenues	Impact of Currency	Sales to Mondelēz International	Organic Net Revenues
	(in millions)
Six Months Ended June 28, 2014
Cheese	$1,959	$—	$(25)	$1,934
Refrigerated Meals	1,732	—	—	1,732
Beverages	1,422	—	—	1,422
Meals & Desserts	1,016	—	—	1,016
Enhancers & Snack Nuts	1,103	—	—	1,103
Canada	950	74	(8)	1,016
Other Businesses	927	9	(40)	896
Total	$9,109	$83	$(73)	$9,119
Six Months Ended June 29, 2013
Cheese	$1,924	$—	$(33)	$1,891
Refrigerated Meals	1,710	—	—	1,710
Beverages	1,459	—	—	1,459
Meals & Desserts	1,085	—	—	1,085
Enhancers & Snack Nuts	1,124	—	(5)	1,119
Canada	1,022	—	(8)	1,014
Other Businesses	905	—	(26)	879
Total	$9,229	$—	$(72)	$9,157

Forward-looking Statements
This report contains a number of forward-looking statements. Words such as “anticipate,” “estimate,” “expect,” “plan,” “believe,” “may,” “will,” and variations of such words and similar expressions are intended to identify our forward-looking statements. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. Examples of forward-looking statements include, but are not limited to, statements, beliefs, and expectations regarding our business, dividends, projected market performance of our common stock related to Performance Share awards, new accounting pronouncements and accounting changes, commodity costs, cost savings initiatives, hedging activities, legal matters, goodwill and other intangible assets, price volatility and cost environment, liquidity, funding sources, postemployment benefit plans, including expected contributions, obligations, rates of return and costs, capital expenditures and funding, debt, off-balance sheet arrangements and contractual obligations, general views about future operating results, our risk management program, and other events or developments that we expect or anticipate will occur in the future.

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
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
As we operate primarily in North America but source our commodities from global markets and periodically enter into financing or other arrangements abroad, we use financial instruments to manage our primary market risk exposures, which are commodity price, foreign currency exchange rate, and interest rate risks. We monitor and manage these exposures as part of our overall risk management program. Our risk management program focuses on the unpredictability of financial markets and seeks to reduce the potentially adverse effects that the volatility of these markets may have on our operating results. We maintain commodity price, foreign currency, and interest rate risk management policies that principally use derivative instruments to reduce significant, unanticipated earnings fluctuations that may arise from volatility in commodity prices, foreign currency exchange rates, and interest rates. We also sell commodity futures to unprice future purchase commitments, and we occasionally use related futures to cross-hedge a commodity exposure. We are not a party to leveraged derivatives and, by policy, do not use financial instruments for speculative purposes. There were no significant changes in the types of derivative instruments we use to hedge our exposures since December 28, 2013. See Note 9, Financial Instruments, to the condensed consolidated financial statements for further information on our derivative activity during the six months ended June 28, 2014 and the types of derivative instruments we used to hedge our exposures.
See "Item 7A. Quantitative and Qualitative Disclosures about Market Risk" in our Annual Report on Form 10-K for the year ended December 28, 2013. Other than as discussed above, there have been no material changes in our market risk as of June 28, 2014.

Item 4.   Controls and Procedures.

a.	Evaluation of Disclosure Controls and Procedures
Our CEO and CFO, with other members of management, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 28, 2014.

b.	Changes in Internal Control Over Financial Reporting
Our CEO and CFO, with other members of management, evaluated the changes in our internal control over financial reporting during the quarter ended June 28, 2014. We determined that there were no changes in our internal control over financial reporting during the quarter ended June 28, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II
Item 1.   Legal Proceedings.
See Note 10, Commitments, Contingencies and Debt, to the condensed consolidated financial statements (Part I, Item 1 of this Form 10-Q) for information regarding our legal proceedings.
Item 1A.   Risk Factors.
There were no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 28, 2013.
Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
The table below sets forth information regarding purchases of our common stock that we made during the three months ended June 28, 2014.

	Total Number of Shares(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Dollar Value of Shares that May Yet be Purchased Under the Program(2)
April 2014	591,397	$56.57	557,900
May 2014	1,017,050	57.14	1,012,579
June 2014	434,859	59.15	432,232	$2,761,130,441
For the Quarter Ended June 28, 2014	2,043,306	57.40
(1) Includes shares tendered by individuals who used shares to exercise options or to pay the related taxes for grants of restricted stock, restricted stock units, and Performance Shares that vested.
(2) On December 17, 2013, our Board of Directors authorized a $3.0 billion share repurchase program with no expiration date. Under the share repurchase program, we are authorized to repurchase shares of our common stock in the open market or in privately negotiated transactions. The timing and amount of share repurchases are subject to management's evaluation of market conditions, applicable legal requirements, and other factors. We are not obligated to repurchase any shares of our common stock and may suspend the program at our discretion. As of June 28, 2014, we have repurchased approximately 4.2 million shares under this program since its inception.

Item 6.  Exhibits.

Exhibit Number	Description

10.1
$3,000,000,000 Five-Year Revolving Credit Agreement, by and among Kraft Foods Group, Inc., the initial lenders named therein, JPMorgan Chase Bank, N.A. and Barclays Bank PLC, as administrative agents, and J.P. Morgan Securities LLC, Barclays Bank PLC, Citigroup Global Markets Inc., and RBS Securities Inc., as joint lead arrangers and joint bookrunners, dated as of May 29, 2014.

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

101.1
The following materials from Kraft’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Earnings, (iii) the Condensed Consolidated Statements of Equity, (iv) the Condensed Consolidated Balance Sheets, (v) the Condensed Consolidated Statements of Cash Flows, (vi) Notes to Condensed Consolidated Financial Statements, and (vii) document and entity information.

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
KRAFT FOODS GROUP, INC.

/s/ Teri List-Stoll
Teri List-Stoll
Executive Vice President and
Chief Financial Officer

Date: July 31, 2014