Form 10-Q
period 2014-09-27
Kraft Foods Group, Inc.
filed 2014-10-30
CIK 1545158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2014
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
At October 25, 2014, there were 588,823,771 shares of the registrant’s common stock outstanding.

Kraft Foods Group, Inc

In this report, “Kraft Foods Group,” “we,” “us,” and “our” refers to Kraft Foods Group, Inc.

i

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
Kraft Foods Group, Inc.
Condensed Consolidated Statements of Earnings
(in millions of U.S. dollars, except per share data)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Net revenues	$4,400	$4,394	$13,509	$13,623
Cost of sales	3,108	2,908	9,136	8,732
Gross profit	1,292	1,486	4,373	4,891
Selling, general and administrative expenses	566	601	1,871	1,715
Asset impairment and exit costs	—	15	(2)	99
Operating income	726	870	2,504	3,077
Interest and other expense, net	119	124	368	377
Earnings before income taxes	607	746	2,136	2,700
Provision for income taxes	161	246	695	916
Net earnings	$446	$500	$1,441	$1,784
Per share data:
Basic earnings per share	$0.75	$0.84	$2.41	$2.99
Diluted earnings per share	$0.74	$0.83	$2.39	$2.97
Dividends declared	$—	$—	$1.05	$1.00
See accompanying notes to the condensed consolidated financial statements.

Kraft Foods Group, Inc.
Condensed Consolidated Statements of Comprehensive Earnings
(in millions of U.S. dollars)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Net earnings	$446	$500	$1,441	$1,784
Other comprehensive (losses) / earnings:
Currency translation adjustment	(57)	20	(50)	(29)
Postemployment benefits:
Prior service costs arising during the period	(7)	—	(7)	—
Amortization of prior service credits and other amounts reclassified from accumulated other comprehensive losses	(5)	(6)	(17)	(17)
Tax benefit	4	2	9	7
Derivatives accounted for as hedges:
Net derivative gains / (losses)	22	(20)	54	(2)
Amounts reclassified from accumulated other comprehensive losses	(44)	27	(50)	18
Tax benefit / (expense)	9	(3)	(1)	(6)
Total other comprehensive (losses) / earnings	(78)	20	(62)	(29)
Comprehensive earnings	$368	$520	$1,379	$1,755
See accompanying notes to the condensed consolidated financial statements.

Kraft Foods Group, Inc.
Condensed Consolidated Balance Sheets
(in millions of U.S. dollars)
(Unaudited)

	September 27, 2014	December 28, 2013
ASSETS
Cash and cash equivalents	$935	$1,686
Receivables (net of allowances of $22 in 2014 and $26 in 2013)	1,086	1,048
Inventories	2,044	1,616
Deferred income taxes	348	360
Other current assets	209	198
Total current assets	4,622	4,908
Property, plant and equipment, net	4,169	4,115
Goodwill	11,454	11,505
Intangible assets, net	2,234	2,229
Other assets	324	391
TOTAL ASSETS	$22,803	$23,148
LIABILITIES
Current portion of long-term debt	$1,404	$4
Accounts payable	1,561	1,548
Accrued marketing	385	685
Accrued employment costs	135	184
Dividends payable	—	313
Accrued postretirement health care costs	196	197
Other current liabilities	610	479
Total current liabilities	4,291	3,410
Long-term debt	8,615	9,976
Deferred income taxes	656	662
Accrued pension costs	317	405
Accrued postretirement health care costs	3,024	3,080
Other liabilities	315	428
TOTAL LIABILITIES	17,218	17,961
Commitments and Contingencies (Note 10)
EQUITY
Common stock, no par value (5,000,000,000 shares authorized; 600,447,756 shares issued at September 27, 2014 and 596,843,449 at December 28, 2013)	—	—
Additional paid-in capital	4,628	4,434
Retained earnings	2,094	1,281
Accumulated other comprehensive losses	(561)	(499)
Treasury stock, at cost	(576)	(29)
TOTAL EQUITY	5,585	5,187
TOTAL LIABILITIES AND EQUITY	$22,803	$23,148
See accompanying notes to the condensed consolidated financial statements.

Kraft Foods Group, Inc.
Condensed Consolidated Statements of Equity
(in millions of U.S. dollars, except per share data)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings / (Deficit)	Accumulated Other Comprehensive Losses	Treasury Stock	Total Equity
Balance at December 29, 2012	$—	$4,240	$(206)	$(460)	$(2)	$3,572
Comprehensive earnings / (losses):
Net earnings	—	—	2,715	—	—	2,715
Other comprehensive losses, net of income taxes	—	—	—	(39)	—	(39)
Exercise of stock options, issuance of other stock awards, and other	—	194	—	—	(27)	167
Dividends declared ($2.05 per share)	—	—	(1,228)	—	—	(1,228)
Balance at December 28, 2013	$—	$4,434	$1,281	$(499)	$(29)	$5,187
Comprehensive earnings / (losses):
Net earnings	—	—	1,441	—	—	1,441
Other comprehensive losses, net of income taxes	—	—	—	(62)	—	(62)
Exercise of stock options, issuance of other stock awards, and other	—	194	—	—	(23)	171
Repurchase of common stock under share repurchase program	—	—	—	—	(524)	(524)
Dividends declared ($1.05 per share)	—	—	(628)	—	—	(628)
Balance at September 27, 2014	$—	$4,628	$2,094	$(561)	$(576)	$5,585
See accompanying notes to the condensed consolidated financial statements.

Kraft Foods Group, Inc.
Condensed Consolidated Statements of Cash Flows
(in millions of U.S. dollars)
(Unaudited)

	For the Nine Months Ended
	September 27, 2014	September 28, 2013
CASH PROVIDED BY / (USED IN) OPERATING ACTIVITIES
Net earnings	$1,441	$1,784
Adjustments to reconcile net earnings to operating cash flows:
Depreciation and amortization	283	296
Stock-based compensation expense	72	50
Deferred income tax provision	74	492
Asset impairments	—	32
Market-based impacts to postemployment benefit plans	(23)	(779)
Other non-cash expense, net	16	74
Change in assets and liabilities:
Receivables, net	(17)	(1)
Inventories	(380)	38
Accounts payable	9	(49)
Other current assets	15	9
Other current liabilities	(424)	(380)
Change in pension and postretirement assets and liabilities, net	(186)	(447)
Net cash provided by operating activities	880	1,119
CASH (USED IN) / PROVIDED BY INVESTING ACTIVITIES
Capital expenditures	(326)	(374)
Proceeds from sale of property, plant and equipment	2	108
Other investing activities	(2)	—
Net cash used in investing activities	(326)	(266)
CASH (USED IN) / PROVIDED BY FINANCING ACTIVITIES
Dividends paid	(941)	(894)
Repurchase of common stock under share repurchase program	(473)	—
Proceeds from stock option exercises	93	81
Other financing activities	21	(57)
Net cash used in financing activities	(1,300)	(870)
Effect of exchange rate changes on cash and cash equivalents	(5)	(7)
Cash and cash equivalents:
Decrease	(751)	(24)
Balance at beginning of period	1,686	1,255
Balance at end of period	$935	$1,231
See accompanying notes to the condensed consolidated financial statements.

Kraft Foods Group, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1.   Background and Basis of Presentation
Our interim condensed consolidated financial statements are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted. In management’s opinion, these interim financial statements include all adjustments (consisting only of normal recurring adjustments) and accruals necessary to present fairly our results for the periods presented.
The condensed consolidated balance sheet data at December 28, 2013 was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. You should read these statements in conjunction with our audited consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended December 28, 2013.
New Accounting Pronouncements:
In April 2014, the Financial Accounting Standards Board (the "FASB") issued an accounting standard update ("ASU") that modifies the criteria for reporting the disposal of a component of an entity as discontinued operations. In addition, the ASU requires additional disclosures about discontinued operations. The ASU will be effective for all disposals of components of an entity that occur during our fiscal year 2015 and thereafter. Early adoption is permitted. We do not expect the adoption of this guidance to have a material impact on our financial statements and related disclosures.
In May 2014, the FASB issued an ASU that supersedes existing revenue recognition guidance. Under the new ASU, an entity will apply a principles-based five step model to recognize revenue upon the transfer of promised goods or services to customers and in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. The ASU will be effective beginning in the first quarter of our fiscal year 2017. Early adoption is not permitted. We are currently evaluating the impact that this ASU will have on our financial statements and related disclosures.
Subsequent Events:
We evaluate subsequent events and reflect accounting and disclosure requirements related to material subsequent events in our financial statements and related notes. We did not identify any material subsequent events impacting our financial statements in this report.
Note 2.   Inventories
Inventories at September 27, 2014 and December 28, 2013 were:

	September 27, 2014	December 28, 2013
	(in millions)
Raw materials	$580	$453
Work in process	328	294
Finished product	1,136	869
Inventories	$2,044	$1,616

Note 3.   Property, Plant and Equipment
Property, plant and equipment at September 27, 2014 and December 28, 2013 were:

	September 27, 2014	December 28, 2013
	(in millions)
Land	$72	$72
Buildings and improvements	1,815	1,806
Machinery and equipment	5,560	5,584
Construction in progress	554	360
	8,001	7,822
Accumulated depreciation	(3,832)	(3,707)
Property, plant and equipment, net	$4,169	$4,115
Note 4.   Goodwill and Intangible Assets
Goodwill by reportable segment at September 27, 2014 and December 28, 2013 was:

	September 27, 2014	December 28, 2013
	(in millions)
Cheese	$3,000	$3,000
Refrigerated Meals	985	985
Beverages	1,290	1,290
Meals & Desserts	1,572	1,572
Enhancers & Snack Nuts	2,644	2,644
Canada	1,095	1,141
Other Businesses	868	873
Goodwill	$11,454	$11,505
Intangible assets at September 27, 2014 and December 28, 2013 were:

	September 27, 2014	December 28, 2013
	(in millions)
Non-amortizing intangible assets	$2,228	$2,228
Amortizing intangible assets	7	1
	2,235	2,229
Accumulated amortization	(1)	—
Intangible assets, net	$2,234	$2,229
Non-amortizing intangible assets consist primarily of indefinite-lived trademarks. Amortizing intangible assets consist primarily of process technology agreements. At September 27, 2014, the weighted average life of our amortizing intangible assets was 5.8 years. Amortization expense was insignificant for the three and nine months ended September 27, 2014 and September 28, 2013. We currently estimate annual amortization expense to be insignificant for each of the next five years.
We test goodwill and indefinite-lived intangible assets for impairment at least once a year in the fourth quarter or when a triggering event occurs. No events occurred during the nine months ended September 27, 2014 that indicated that it was more likely than not that either our goodwill or indefinite-lived assets were impaired.
During our 2013 indefinite-lived intangible asset impairment test, we noted that a $261 million trademark within our Enhancers business had an excess fair value over its carrying value (“Excess Fair Value”) of 12%. At that time, a second Enhancers trademark with a carrying value of $958 million had an Excess Fair Value that was greater than 20%, which was not considered to be at risk of impairment. During the nine months ended September 27, 2014, operating income for each of these trademarks trailed the projections that were used in the 2013 indefinite-lived intangible asset impairment test, indicating that their Excess Fair Values may have declined. While these trademarks passed the 2013 impairment test, if the future operating income for either trademark were to decline more significantly and continue to fall short of our projections, the estimated fair value of one or both of these trademarks could be adversely affected, leading to a potential impairment in the future.
Note 5.   Cost Savings Initiatives

Cost savings initiatives are related to reorganization activities including severance, asset disposals, and other activities. Included within cost savings initiatives are activities related to the previously disclosed multi-year $625 million restructuring program (the "Restructuring Program"). We have reduced our estimate of the total Restructuring Program costs to $600 million and expect to complete the Restructuring Program by the end of 2014.
Total Cost Savings Initiatives Expenses:
We recorded expenses related to our cost savings initiatives in the consolidated financial statements as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
	(in millions)
Restructuring costs - Asset impairment and exit costs	$—	$15	$(2)	$99
Implementation costs - Cost of sales	3	16	9	66
Implementation costs - Selling, general and administrative expenses	—	14	—	58
Spin-Off transition costs - Selling, general and administrative expenses	1	5	3	28
Other cost savings initiatives expenses - Cost of sales	12	—	31	—
Other cost savings initiatives expenses - Selling, general and administrative expenses	6	—	16	—
	$22	$50	$57	$251
Cost Savings Initiatives Expenses by Segment:
During the three and nine months ended September 27, 2014 and September 28, 2013, we recorded cost savings initiatives expenses within segment operating income as follows:

	For the Three Months Ended September 27, 2014					For the Three Months Ended September 28, 2013
	Restructuring Costs	Implementation Costs	Spin-Off Transition Costs	Other Cost Savings Initiatives Expenses	Total	Restructuring Costs	Implementation Costs	Spin-Off Transition Costs	Other Cost Savings Initiatives Expenses	Total
	(in millions)
Cheese	$—	$2	$—	$2	$4	$4	$12	$—	$—	$16
Refrigerated Meals	—	1	—	6	7	2	4	—	—	6
Beverages	—	—	—	2	2	3	4	—	—	7
Meals & Desserts	—	—	—	5	5	3	2	—	—	5
Enhancers & Snack Nuts	—	—	—	2	2	2	3	—	—	5
Canada	—	—	—	—	—	—	3	—	—	3
Other Businesses	—	—	—	1	1	1	2	—	—	3
Corporate expenses	—	—	1	—	1	—	—	5	—	5
Total	$—	$3	$1	$18	$22	$15	$30	$5	$—	$50

	For the Nine Months Ended September 27, 2014					For the Nine Months Ended September 28, 2013
	Restructuring Costs	Implementation Costs	Spin-Off Transition Costs	Other Cost Savings Initiatives Expenses	Total	Restructuring Costs	Implementation Costs	Spin-Off Transition Costs	Other Cost Savings Initiatives Expenses	Total
	(in millions)
Cheese	$—	$5	$—	$6	$11	$25	$54	$—	$—	$79
Refrigerated Meals	—	2	—	11	13	17	15	—	—	32
Beverages	(2)	1	—	5	4	20	19	—	—	39
Meals & Desserts	—	1	—	6	7	14	11	—	—	25
Enhancers & Snack Nuts	—	—	—	16	16	12	10	—	—	22
Canada	—	—	—	1	1	2	7	—	—	9
Other Businesses	—	—	—	2	2	9	8	—	—	17
Corporate expenses	—	—	3	—	3	—	—	28	—	28
Total	$(2)	$9	$3	$47	$57	$99	$124	$28	$—	$251
Restructuring Program:
Our Restructuring Program includes the following:

•	Approximately $250 million of restructuring costs that qualify for special accounting treatment as exit or disposal activities.

•
Approximately $285 million of implementation costs that are directly attributable to the Restructuring Program, but do not qualify for special accounting treatment as exit or disposal activities. These costs primarily relate to reorganization costs associated with our sales function, our information systems infrastructure, and accelerated depreciation on assets.

•
Approximately $65 million of transition costs related to our spin-off from Mondelēz International, Inc. ("Mondelēz International") on October 1, 2012 (the "Spin-Off"). The Spin-Off transition costs have not been allocated to the segments because they consist mostly of professional service fees within our finance, legal, and information systems functions.

At September 27, 2014, we have incurred Restructuring Program costs of $595 million since the inception of the Restructuring Program. We have spent $286 million in cash. We spent cash related to our Restructuring Program of $6 million in the three months and $25 million in the nine months ended September 27, 2014 and $54 million in the three months and $124 million in the nine months ended September 28, 2013. We did not incur any non-cash costs in the three or nine months ended September 27, 2014. We incurred non-cash costs of $28 million in the three months and $146 million in the nine months ended September 28, 2013.
Restructuring Costs Liability:
At September 27, 2014, the restructuring costs liability balance within other current liabilities was as follows:

Severance and Related Costs
(in millions)
Liability balance, December 28, 2013	$19
Restructuring costs	(2)
Cash spent on restructuring costs	(10)
Foreign exchange	(1)
Liability balance, September 27, 2014	$6
Note 6.   Capital Stock
Our Amended and Restated Articles of Incorporation authorize the issuance of up to 5.0 billion shares of common stock and 500 million shares of preferred stock.

Shares of common stock issued, in treasury and outstanding were:

	Shares Issued	Treasury Shares	Shares Outstanding
Balance at December 28, 2013	596,843,449	(608,999)	596,234,450
Shares of common stock repurchased	—	(9,215,246)	(9,215,246)
Exercise of stock options and issuance of other stock awards	3,604,307	(413,057)	3,191,250
Balance at September 27, 2014	600,447,756	(10,237,302)	590,210,454
At September 27, 2014, we had approximately 0.4 million shares of restricted stock outstanding that were issued to current and former employees. There were no preferred shares issued or outstanding at September 27, 2014 or December 28, 2013.
On December 17, 2013, our Board of Directors authorized a $3.0 billion share repurchase program with no expiration date. Under the share repurchase program, we are authorized to repurchase shares of our common stock in the open market or in privately negotiated transactions. The timing and amount of share repurchases are subject to management's evaluation of market conditions, applicable legal requirements, and other factors. We are not obligated to repurchase any shares of our common stock and may suspend the program at our discretion. In the three months ended September 27, 2014, we repurchased approximately 5.0 million shares for approximately $285 million under this program. Approximately $51 million of the $285 million was accrued at September 27, 2014 and settled in the subsequent month. As of September 27, 2014, we have repurchased approximately 9.2 million shares for approximately $524 million (including the $51 million accrued at September 27, 2014) under this program since its inception.
Note 7.   Stock Plans
Under the Kraft Foods Group, Inc. 2012 Performance Incentive Plan, we may grant eligible employees awards of stock options, stock appreciation rights, restricted stock and restricted stock units (“RSUs”) as well as performance based long-term incentive awards (“Performance Shares”).
Stock Options:
In February 2014, as part of our equity compensation program, we granted 2.3 million stock options to eligible employees with an exercise price of $55.17 per share. During the nine months ended September 27, 2014, we also granted an additional 0.2 million stock options to eligible employees with a weighted average exercise price of $56.34 per share. During the nine months ended September 27, 2014, 2.9 million stock options were exercised with a total intrinsic value of $73 million.
Restricted Stock, RSUs, and Performance Shares:
In aggregate, we granted 1.6 million RSUs and Performance Shares during the nine months ended September 27, 2014 with a weighted average grant date fair value per share of $56.92.
In February 2014, as part of our equity compensation program:

•	We granted 0.5 million RSUs with a grant date fair value of $55.17 per share.

•
We granted 0.8 million Performance Shares with a grant date fair value of $59.97 per share. These awards measure performance over a multi-year period, during which the employee may earn shares based on internal financial metrics and the performance of our stock relative to a defined peer group. We measured the grant date fair value using the Monte Carlo simulation model, which assists in estimating the probability of achieving the market conditions stipulated in the award grant.

•
We granted 0.1 million additional Performance Shares with a weighted average grant date fair value of $34.37 per share (based on the original 2011 award date), which vested immediately. We granted these shares based on the final business performance rating for the 2011-2013 award cycle. These shares were adjusted and converted into new equity awards using a formula designed to preserve the value of the awards immediately prior to the Spin-Off.

During the nine months ended September 27, 2014, we also granted 0.2 million additional RSUs with a weighted average grant date fair value per share of $57.21.

During the nine months ended September 27, 2014, 1.1 million shares of restricted stock, RSUs, and Performance Shares vested with an aggregate fair value of $61 million.
Note 8.   Postemployment Benefit Plans
Pension Plans
Components of Net Pension Cost / (Benefit):
Net pension cost / (benefit) consisted of the following for the three and nine months ended September 27, 2014 and September 28, 2013:

	U.S. Plans		Non-U.S. Plans
	For the Three Months Ended		For the Three Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
	(in millions)
Service cost	$22	$22	$3	$5
Interest cost	71	74	14	14
Expected return on plan assets	(83)	(79)	(15)	(14)
Actuarial losses / (gains)	26	(174)	—	—
Amortization of prior service cost	2	1	—	—
Settlements	—	18	—	—
Curtailments	1	(1)	—	—
Special termination benefits	—	9	—	—
Net pension cost / (benefit)	$39	$(130)	$2	$5

	U.S. Plans		Non-U.S. Plans
	For the Nine Months Ended		For the Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
	(in millions)
Service cost	$63	$77	$10	$16
Interest cost	215	216	42	42
Expected return on plan assets	(244)	(237)	(45)	(43)
Actuarial losses / (gains)	4	(772)	(17)	18
Amortization of prior service cost	4	3	—	—
Settlements	—	32	—	—
Curtailments	1	(3)	—	—
Special termination benefits	—	54	—	—
Net pension cost / (benefit)	$43	$(630)	$(10)	$33
In the third quarter of 2014, we remeasured certain of our U.S. pension plans due to the amount of lump sum payments made and the impact of renegotiating certain collective bargaining agreements, resulting in an aggregate expense from market-based impacts of $26 million. We recorded $17 million of the expense from market-based impacts in cost of sales and $9 million in selling, general and administrative expenses in accordance with our policy for allocating employee costs.
In addition, we remeasure all of our postemployment benefit plans at least annually at the end of our fiscal year. As a result of the December 28, 2013 remeasurement, we capitalized an aggregate benefit of $34 million from market-based impacts related to our pension plans into inventory consistent with our capitalization policy. The entire $34 million of benefit previously capitalized has been recognized in cost of sales. The expense from market-based impacts for the three months ended September 27, 2014 and the benefit from market-based impacts for the nine months ended September 27, 2014 are included in actuarial losses / (gains) in the tables above.

In the second and third quarters of 2013, as a result of the number of individuals electing lump sum payments from the plans associated with our voluntary early retirement program, we were required to remeasure certain of our U.S. pension plans. These remeasurements resulted in an aggregate benefit from market-based impacts of $778 million as of September 28, 2013, primarily driven by a 90 basis point weighted average increase in the discount rate. We recorded $451 million of the benefit from market-based impacts in cost of sales and $327 million in selling, general and administrative expenses. The benefits from market-based impacts in the three months and nine months ended September 28, 2013 are included in actuarial losses / (gains) in the tables above.
Employer Contributions:
During the nine months ended September 27, 2014, we contributed $139 million to our U.S. pension plans and $9 million to our non-U.S. pension plans. Based on our contribution strategy, we plan to make further contributions of up to approximately $20 million to our U.S. plans and up to approximately $30 million to our non-U.S. plans during the remainder of 2014. However, our actual contributions may differ due to many factors, including changes in tax, employee benefit, or other laws, tax deductibility, significant differences between expected and actual pension asset performance or interest rates, or other factors.
Postretirement Benefit Plans
Components of Net Postretirement Health Care Cost:
Net postretirement health care cost consisted of the following for the three and nine months ended September 27, 2014 and September 28, 2013:

	For the Three Months Ended		For the Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
	(in millions)
Service cost	$7	$9	$20	$26
Interest cost	37	36	111	107
Actuarial (gains) / losses	—	—	(52)	4
Amortization of prior service credit	(8)	(7)	(22)	(20)
Special termination benefits	—	—	—	5
Net postretirement health care cost	$36	$38	$57	$122
As a result of the annual remeasurement of our postretirement health care plans, we recorded a benefit from market-based impacts of $15 million into inventory as of December 28, 2013 consistent with our capitalization policy. As of September 27, 2014, the entire benefit previously capitalized has been recognized in cost of sales and is included in actuarial (gains) / losses in the table above for the nine months ended September 27, 2014.
Other Postemployment Benefit Plans
Components of Net Other Postemployment Cost / (Benefit):
Net other postemployment cost / (benefit) consisted of the following for the three and nine months ended September 27, 2014 and September 28, 2013:

	For the Three Months Ended		For the Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
	(in millions)
Service cost	$1	$1	$2	$2
Interest cost	—	—	1	1
Actuarial losses / (gains)	—	1	—	(3)
Other	—	(2)	4	(1)
Net other postemployment cost / (benefit)	$1	$—	$7	$(1)

Note 9.   Financial Instruments
See our consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended December 28, 2013, for additional information on our overall risk management strategies, our use of derivatives and related accounting policies.
Fair Value of Derivative Instruments:
The fair values and the levels within the fair value hierarchy of derivative instruments recorded on the condensed consolidated balance sheets at September 27, 2014 and December 28, 2013 were:

	September 27, 2014
	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)		Total Fair Value
	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities

Derivatives designated as hedging instruments:
Commodity contracts	$6	$2	$—	$—	$—	$—	$6	$2
Foreign exchange contracts	—	—	56	—	—	—	56	—
Derivatives not designated as hedging instruments:
Commodity contracts	63	29	—	1	—	—	63	30
Total fair value	$69	$31	$56	$1	$—	$—	$125	$32

	December 28, 2013
	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)		Total Fair Value
	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities

Derivatives designated as hedging instruments:
Commodity contracts	$5	$4	$—	$—	$—	$—	$5	$4
Foreign exchange contracts	—	—	48	—	—	—	48	—
Derivatives not designated as hedging instruments:
Commodity contracts	39	20	1	1	—	—	40	21
Total fair value	$44	$24	$49	$1	$—	$—	$93	$25

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

Derivative Volume:
The net notional values of our derivative instruments at September 27, 2014 and December 28, 2013 were:

	Notional Amount
	September 27, 2014	December 28, 2013
	(in millions)
Commodity contracts	$1,327	$1,349
Foreign exchange contracts	750	901
Cash Flow Hedges:
Cash flow hedge activity, net of income taxes, within accumulated other comprehensive losses included:

	For the Three Months Ended		For the Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
	(in millions)
Accumulated other comprehensive losses at beginning of period	$(113)	$(146)	$(129)	$(152)
Unrealized gains / (losses):
Commodity contracts	(4)	(2)	21	(17)
Foreign exchange contracts	18	(11)	13	16
	14	(13)	34	(1)
Transfer of realized (gains) / losses to earnings:
Commodity contracts	(15)	10	(17)	21
Foreign exchange contracts	(14)	5	(20)	(16)
Interest rate contracts	2	2	6	6
	(27)	17	(31)	11
Accumulated other comprehensive losses at end of period	$(126)	$(142)	$(126)	$(142)
The gains / (losses) on ineffectiveness recognized in pre-tax earnings were:

	For the Three Months Ended		For the Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
	(in millions)
Commodity contracts	$3	$(1)	$55	$(6)
We record the pre-tax gain or loss reclassified from accumulated other comprehensive losses and the gain or loss on ineffectiveness in:

•	cost of sales for commodity contracts;

•	cost of sales for foreign exchange contracts related to forecasted transactions; and

•	interest and other expense, net for interest rate contracts and foreign exchange contracts related to intercompany loans.
Based on our valuation at September 27, 2014, we would expect to transfer unrealized gains of $2 million (net of taxes) for commodity cash flow hedges, unrealized gains of $8 million (net of taxes) for foreign currency cash flow hedges, and unrealized losses of $8 million (net of taxes) for interest rate cash flow hedges to earnings during the next 12 months.
Hedge Coverage:
At September 27, 2014, we had hedged forecasted transactions for the following durations:

•	commodity transactions for periods not exceeding the next two years;

•	foreign currency transactions for periods not exceeding the next five years; and

•	interest rate transactions for periods not exceeding the next 28 years.

Economic Hedges:
Gains recorded in net earnings for economic hedges that are not designated as hedging instruments included:

	For the Three Months Ended		For the Nine Months Ended		Location of Gains Recognized Earnings
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
	(in millions)
Commodity contracts	$3	$1	$44	$3	Cost of sales
Foreign exchange contracts	—	—	2	—	Selling, general and administrative expenses
	$3	$1	$46	$3
Note 10.   Commitments, Contingencies and Debt
Legal Proceedings:
We are routinely involved in legal proceedings, claims, and governmental inquiries, inspections or investigations (“Legal Matters”) arising in the ordinary course of our business.
We have been advised by the staff of the Commodity Futures Trading Commission (“CFTC”) that they are investigating activities related to the trading of December 2011 wheat futures contracts. These activities arose prior to the Spin-Off and involve the business now owned and operated by Mondelēz International or its affiliates. We are cooperating with the staff in its investigation. In October 2014, the staff advised us that the CFTC intends to commence a formal action. We and Mondelēz International continue to seek resolution of this matter. Our Separation and Distribution Agreement with Mondelēz International dated as of September 27, 2012, governs the allocation between Kraft and Mondelēz International and, accordingly, Mondelēz International will predominantly bear the costs of this matter and any monetary penalties or other payments that the CFTC may impose. We do not expect this matter to have a material adverse effect on our financial condition or results of operations.
While we cannot predict with certainty the results of Legal Matters in which we are currently involved or may in the future be involved, we do not expect that the ultimate costs to resolve any of the Legal Matters that are currently pending will have a material adverse effect on our financial condition or results of operations.
Third-Party Guarantees:
We have third-party guarantees primarily covering long-term obligations related to leased properties. The carrying amounts of our third-party guarantees was $22 million at September 27, 2014 and $24 million at December 28, 2013. The maximum potential payment under these guarantees was $44 million at September 27, 2014 and $53 million at December 28, 2013. Substantially all of these guarantees expire at various times through 2027.
Total Debt:
On May 29, 2014, we entered into a new $3.0 billion five-year senior unsecured revolving credit facility, which expires on May 29, 2019 unless extended. The credit facility enables us to borrow up to $3.0 billion, which may be increased by up to $1.0 billion in the aggregate with the agreement of the lenders providing the increased commitments. The credit facility requires us to maintain a minimum total shareholders’ equity (excluding certain items) of at least $2.4 billion and also contains customary representations, covenants, and events of default. At September 27, 2014 and for the nine months ended September 27, 2014, no amounts were drawn on this credit facility.
Fair Value of our Debt:
The fair value of our long-term debt was determined using Level 1 quoted prices in active markets. At September 27, 2014, the aggregate fair value of our total debt was $10.9 billion as compared with the carrying value of $10.0 billion.
Note 11.   Income Taxes
Our effective tax rate was 26.5% in the third quarter of 2014 and 33.0% in the third quarter of 2013. The 2014 third quarter effective tax rate was favorably impacted by net discrete items totaling $47 million, primarily related to reversals of uncertain tax positions. The 2013 third quarter effective tax rate reflects an increase in full year U.S. forecasted earnings due to the remeasurement of certain postemployment benefit plans, and was favorably impacted by net discrete items totaling $12 million, primarily related to reversals of uncertain tax positions.

Our effective tax rate was 32.5% for the first nine months of 2014 and 33.9% for the first nine months of 2013. For the first nine months of 2014, our effective tax rate was favorably impacted by net discrete items totaling $40 million primarily related to reversals of uncertain tax positions, partially offset by a discrete item derived by a retrospective contractual change in the treatment of market-based impacts to postemployment benefit plans. For the first nine months of 2013, the effective tax rate reflects an increase in full year U.S. forecasted earnings due to the remeasurement of certain postemployment benefit plans, and was favorably impacted by net discrete items totaling $31 million, primarily related to reversals of uncertain tax positions and adjustments to prior period tax return estimates.
Note 12.   Accumulated Other Comprehensive Losses
Total accumulated other comprehensive losses consists of net earnings / (losses) and other changes in business equity from sources other than shareholders. It includes foreign currency translation gains and losses, postemployment benefit plan adjustments, and unrealized gains and losses from derivative instruments designated as cash flow hedges.
The components of, and changes in, accumulated other comprehensive losses were as follows (net of tax):

	Foreign Currency Adjustments	Postemployment Benefit Plan Adjustments	Derivative Hedging Adjustments	Total Accumulated Other Comprehensive Losses
	(in millions)
Balance at December 28, 2013	$(427)	$57	$(129)	$(499)
Other comprehensive (losses) / gains before reclassifications	(50)	(5)	34	(21)
Amounts reclassified from accumulated other comprehensive losses	—	(10)	(31)	(41)
Net current-period other comprehensive (losses) / earnings	(50)	(15)	3	(62)
Balance at September 27, 2014	$(477)	$42	$(126)	$(561)

Amounts reclassified from accumulated other comprehensive losses in the three and nine months ended September 27, 2014 and September 28, 2013 were as follows:

	Amount Reclassified from Accumulated Other Comprehensive Losses
	For the Three Months Ended		For the Nine Months Ended
Details about Accumulated Other Comprehensive Losses Components	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013	Affected Line Item in the Statement Where Net Income is Presented
	(in millions)
Derivative hedging (gains) / losses
Commodity contracts	$(24)	$16	$(27)	$35	Cost of sales
Foreign exchange contracts	(2)	(3)	(13)	(7)	Cost of sales
Foreign exchange contracts	(21)	11	(19)	(19)	Interest and other expense, net
Interest rate contracts	3	3	9	9	Interest and other expense, net
Total before tax	(44)	27	(50)	18	Earnings before income taxes
Tax benefit / (expense)	17	(10)	19	(7)	Provision for income taxes
Net of tax	$(27)	$17	$(31)	$11	Net earnings

Postemployment benefit plan adjustments
Amortization of prior service credits	$(6)	$(6)	$(18)	$(17)	(1)
Curtailments	1	—	1	—	(1)
Total before tax	(5)	(6)	(17)	(17)	Earnings before income taxes
Tax benefit	2	2	7	7	Provision for income taxes
Net of tax	$(3)	$(4)	$(10)	$(10)	Net earnings

(1)
These accumulated other comprehensive losses components are included in the computation of net periodic pension and postretirement health care costs. See Note 8, Postemployment Benefit Plans, for additional information.

Note 13.   Earnings Per Share (“EPS”)
We grant shares of restricted stock and RSUs that are considered to be participating securities. Due to the presence of participating securities, we have calculated our EPS using the two-class method.

	For the Three Months Ended		For the Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
	(in millions, except per share data)
Basic EPS:
Net earnings	$446	$500	$1,441	$1,784
Earnings allocated to participating securities	2	3	6	8
Earnings available to common shareholders - basic	$444	$497	$1,435	$1,776
Weighted average shares of common stock outstanding	593	595	594	594
Net earnings per share	$0.75	$0.84	$2.41	$2.99
Diluted EPS:
Net earnings	$446	$500	$1,441	$1,784
Earnings allocated to participating securities	2	3	6	8
Earnings available to common shareholders - diluted	$444	$497	$1,435	$1,776
Weighted average shares of common stock outstanding	593	595	594	594
Effect of dilutive securities	5	5	6	5
Weighted average shares of common stock, including dilutive effect	598	600	600	599
Net earnings per share	$0.74	$0.83	$2.39	$2.97
We excluded antidilutive stock options and Performance Shares from our calculation of weighted average shares of common stock outstanding for diluted EPS of 2.2 million for the three months and 2.2 million for the nine months ended September 27, 2014. Antidilutive stock options and Performance Shares were zero for the three months and nine months ended September 28, 2013.
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
Management uses segment operating income to evaluate segment performance and allocate resources. We believe it is appropriate to disclose this measure to help investors analyze segment performance and trends. Segment operating income excludes the following items for each of the periods presented:

•
Market-based impacts and certain other components of our postemployment benefit plans (which are components of cost of sales and selling, general and administrative expenses) because we centrally manage postemployment benefit plan funding decisions and the determination of discount rates, expected rate of return on plan assets, and other actuarial assumptions.

•
Unrealized gains and losses on hedging activities (which are a component of cost of sales) in order to provide better transparency of our segment operating results. Once realized, the gains and losses on hedging activities are recorded within the applicable segment operating results.

•	Certain general corporate expenses (which are a component of selling, general and administrative expenses).

Furthermore, we centrally manage interest and other expense, net. Accordingly, we do not present these items by segment because they are excluded from the segment profitability measures that management reviews.
Our segment net revenues and earnings consisted of:

	For the Three Months Ended		For the Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
	(in millions)
Net revenues:
Cheese	$937	$922	$2,896	$2,846
Refrigerated Meals	908	878	2,640	2,588
Beverages	628	625	2,050	2,084
Meals & Desserts	512	549	1,528	1,634
Enhancers & Snack Nuts	471	483	1,574	1,607
Canada	454	474	1,404	1,496
Other Businesses	490	463	1,417	1,368
Net revenues	$4,400	$4,394	$13,509	$13,623

	For the Three Months Ended		For the Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
	(in millions)
Earnings before income taxes:
Operating income:
Cheese	$144	$171	$471	$493
Refrigerated Meals	94	78	307	279
Beverages	112	50	356	301
Meals & Desserts	134	146	442	477
Enhancers & Snack Nuts	147	129	464	430
Canada	86	85	257	274
Other Businesses	61	62	189	165
Market-based impacts to postemployment benefit plans	(26)	175	23	779
Certain other postemployment benefit plan income / (expense)	4	(4)	47	(40)
Unrealized (losses) / gains on hedging activities	(10)	9	13	6
General corporate expenses	(20)	(31)	(65)	(87)
Operating income	726	870	2,504	3,077
Interest and other expense, net	119	124	368	377
Earnings before income taxes	$607	$746	$2,136	$2,700
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

Consolidated Results of Operations
The following discussion compares our consolidated results of operations for the three and nine months ended September 27, 2014 and September 28, 2013.
Summary of Results

	For the Three Months Ended			For the Nine Months Ended
	September 27, 2014	September 28, 2013	% Change	September 27, 2014	September 28, 2013	% Change
	(in millions, except per share data)			(in millions, except per share data)
Net revenues	$4,400	$4,394	0.1%	$13,509	$13,623	(0.8)%
Operating income	$726	$870	(16.6)%	$2,504	$3,077	(18.6)%
Net earnings	$446	$500	(10.8)%	$1,441	$1,784	(19.2)%
Diluted earnings per share	$0.74	$0.83	(10.8)%	$2.39	$2.97	(19.5)%
Net Revenues

	For the Three Months Ended				For the Nine Months Ended
	September 27, 2014	September 28, 2013	% Change		September 27, 2014	September 28, 2013	% Change
	(in millions)				(in millions)
Net revenues	$4,400	$4,394	0.1%		$13,509	$13,623	(0.8)%
Impact of foreign currency	25	—	0.6	pp	108	—	0.8	pp
Sales to Mondelēz International	(32)	(40)	0.2		(105)	(112)	—
Organic Net Revenues (1)	$4,393	$4,354	0.9%		$13,512	$13,511	—%
Net pricing			2.1	pp			1.0	pp
Volume/mix			(1.2	)pp			(1.0	)pp

(1)	Organic Net Revenues is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Three Months Ended September 27, 2014 compared to Three Months Ended September 28, 2013
Net revenues increased by 0.1%. Organic Net Revenues increased by 0.9%, despite economic and consumer trends that continue to pressure the North American food and beverage industry. While we realized the benefit of significant pricing actions resulting from rising commodity costs, our results also reflected the volume loss impact of those pricing actions. Higher net pricing (2.1 pp) driven by commodity costs (primarily dairy), was partially offset by increased promotional activity across the portfolio. Unfavorable volume/mix (1.2 pp) reflected the volume loss from higher net pricing as well as an unfavorable shift in product mix.
Nine Months Ended September 27, 2014 compared to Nine Months Ended September 28, 2013
Net revenues decreased by 0.8%. Organic Net Revenues were flat due, in part, to economic and consumer trends that are presenting top-line challenges. Our results reflect executional challenges in certain parts of our business as well as the impact of significant pricing actions in response to changing input costs. Higher net pricing (1.0 pp), driven by increased commodity costs (primarily dairy), was partially offset by increased promotional activity across the portfolio. Unfavorable volume/mix (1.0 pp) was due primarily to the volume impact of pricing actions in cheese, declines in the Meals & Desserts businesses, and an unfavorable shift in product mix.

Operating Income

	For the Three Months Ended			For the Nine Months Ended
	Operating Income	Change		Operating Income	Change
	(in millions)	(percentage point)		(in millions)	(percentage point)
Operating Income for the Periods Ended September 28, 2013	$870			$3,077
Change in volume/mix	(39)	(5.2	) pp	(109)	(4.3	) pp
Higher net pricing	93	12.5	pp	135	5.3	pp
Higher product costs	(101)	(13.6	) pp	(121)	(4.7	) pp
Change in selling, general and administrative expenses	105	14.3	pp	98	3.9	pp
Lower expenses for cost savings initiatives	28	4.3	pp	194	8.4	pp
Change in unrealized gains / (losses) on hedging activities	(19)	(2.7	) pp	7	0.2	pp
Change in market-based impacts to postemployment benefit plans	(201)	(24.8	) pp	(756)	(26.6	) pp
Other, net	(10)	(1.4	) pp	(21)	(0.8	) pp
Operating Income for the Periods Ended September 27, 2014	$726	(16.6)%		$2,504	(18.6)%
Three Months Ended September 27, 2014 compared to Three Months Ended September 28, 2013
Higher product costs were due primarily to higher commodity costs, including dairy, packaging materials, meat products and nuts, partially offset by lower manufacturing costs driven by net productivity.
Lower selling, general and administrative expenses were driven primarily by lower marketing spending and also reflected reductions in general and administrative expenses.
Cost savings initiative expenses were $22 million in the third quarter of 2014 compared to $50 million of expenses in the third quarter of 2013.
Unrealized gains / (losses) on hedging activities amounted to losses of $10 million in the third quarter of 2014 compared to gains of $9 million in the third quarter of 2013.
The $201 million unfavorable change in market-based impacts to postemployment benefit plans was due to a $26 million remeasurement loss in the third quarter of 2014, triggered by the amount of lump sum payments made and the impact of the renegotiation of certain collective bargaining agreements. This compared to a $175 million remeasurement gain realized in the third quarter of 2013, triggered by a voluntary early retirement program.
Nine Months Ended September 27, 2014 compared to Nine Months Ended September 28, 2013
Higher product costs were due primarily to increased commodity costs, partially offset by lower manufacturing costs driven by net productivity. The increase in commodity costs was due primarily to higher dairy, packaging materials and meat products costs, partially offset by lower coffee bean costs.
Lower selling, general and administrative expenses were driven primarily by lower marketing spending, a favorable impact from postemployment benefit plan costs due to updated census data, and reductions in general and administrative expenses.
Expenses related to cost savings initiatives in the first nine months of 2014 were $57 million compared to $251 million in the first nine months of 2013, which included the impacts of a voluntary early retirement program and the sale-leaseback of our headquarters facilities.
Unrealized gains / (losses) on hedging activities amounted to gains of $13 million in the first nine months of 2014 compared to gains of $6 million in the first nine months of 2013.
The change in market-based impacts to postemployment benefit plans decreased operating income by $756 million. For the first nine months of 2014, net remeasurement gains were $23 million. In the first nine months of 2013, net remeasurement gains were $779 million, triggered by a voluntary early retirement program.

Net Earnings and Diluted Earnings per Share
Net earnings decreased 10.8% to $446 million in the third quarter of 2014 and decreased 19.2% to $1,441 million in the first nine months of 2014.

	For the Three Months Ended	For the Nine Months Ended
Diluted EPS for the Periods Ended September 28, 2013	$0.83	$2.97
Change in results from operations	0.06	—
Decrease in expenses for cost savings initiatives	0.03	0.20
Change in unrealized gains / (losses) on hedging activities	(0.02)	0.01
Change in market-based impacts to postemployment benefit plans	(0.21)	(0.81)
Changes in taxes	0.05	0.03
Other, net	—	(0.01)
Diluted EPS for the Periods Ended September 27, 2014	$0.74	$2.39
Our effective tax rate was 26.5% in the third quarter of 2014 and 33.0% in the third quarter of 2013. Our effective tax rate was 32.5% for the first nine months of 2014 and 33.9% for the first nine months of 2013. See Note 11, Income Taxes, to the condensed consolidated financial statements for a discussion of tax rates.
Results of Operations by Reportable Segment
We manage and report operating results through six reportable segments: Cheese, Refrigerated Meals, Beverages, Meals & Desserts, Enhancers & Snack Nuts, and Canada. Our remaining businesses, including our Foodservice and Exports businesses, are aggregated and disclosed as “Other Businesses”.
The following discussion compares our results of operations for each of our reportable segments for the three and nine months ended September 27, 2014 and September 28, 2013.

	For the Three Months Ended		For the Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
	(in millions)
Net revenues:
Cheese	$937	$922	$2,896	$2,846
Refrigerated Meals	908	878	2,640	2,588
Beverages	628	625	2,050	2,084
Meals & Desserts	512	549	1,528	1,634
Enhancers & Snack Nuts	471	483	1,574	1,607
Canada	454	474	1,404	1,496
Other Businesses	490	463	1,417	1,368
Net revenues	$4,400	$4,394	$13,509	$13,623

	For the Three Months Ended		For the Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
	(in millions)
Operating income:
Cheese	$144	$171	$471	$493
Refrigerated Meals	94	78	307	279
Beverages	112	50	356	301
Meals & Desserts	134	146	442	477
Enhancers & Snack Nuts	147	129	464	430
Canada	86	85	257	274
Other Businesses	61	62	189	165
Market-based impacts to postemployment benefit plans	(26)	175	23	779
Certain other postemployment benefit plan income / (expense)	4	(4)	47	(40)
Unrealized (losses) / gains on hedging activities	(10)	9	13	6
General corporate expenses	(20)	(31)	(65)	(87)
Operating income	$726	$870	$2,504	$3,077
Management uses segment operating income to evaluate segment performance and allocate resources. We believe it is appropriate to disclose this measure to help investors analyze segment performance and trends. Segment operating income excludes the following for each of the periods presented:

•
Market-based impacts and certain other components of our postemployment benefit plans (which are a component of cost of sales and selling, general and administrative expenses) because we centrally manage postemployment benefit plan funding decisions and the determination of discount rates, expected rate of return on plan assets, and other actuarial assumptions.

•
Unrealized gains and losses on hedging activities (which are a component of cost of sales) in order to provide better transparency of our segment operating results. Once realized, the gains and losses on hedging activities are recorded within the applicable segment operating results.

•	Certain general corporate expenses (which are a component of selling, general and administrative expenses).
Cheese

	For the Three Months Ended			For the Nine Months Ended
	September 27, 2014	September 28, 2013	% Change	September 27, 2014	September 28, 2013	% Change
	(in millions)			(in millions)
Net revenues	$937	$922	1.6%	$2,896	$2,846	1.8%
Organic Net Revenues(1)	929	914	1.6%	2,863	2,805	2.1%
Segment operating income	144	171	(15.8)%	471	493	(4.5)%

(1)	See the Non-GAAP Financial Measures section at the end of this item.
Three Months Ended September 27, 2014 compared to Three Months Ended September 28, 2013
Net revenues increased 1.6%, driven by higher commodity cost-driven pricing (4.7 pp), partially offset by unfavorable volume/mix (3.1pp). Unfavorable volume/mix reflected volume loss from price increases, particularly in sandwich cheese, recipe cheese, and cream cheese.

Segment operating income decreased 15.8% as unfavorable pricing net of commodity costs, resulting from record high cheese and butter costs and increased promotional activity, unfavorable volume/mix, and higher manufacturing costs due in part to executional missteps, were partially offset by lower cost savings initiatives costs and lower marketing spending.
Nine Months Ended September 27, 2014 compared to Nine Months Ended September 28, 2013
Net revenues increased 1.8% and Organic Net Revenues increased 2.1%, due primarily to higher commodity cost-driven pricing (5.5 pp), partially offset by unfavorable volume/mix (3.4 pp) that reflected volume loss from price increases.
Segment operating income decreased 4.5%, as unfavorable volume/mix, higher manufacturing costs due in part to executional missteps including product recalls, and unfavorable pricing net of commodity costs (as pricing actions slightly lagged commodity increases) was partially offset by lower spending on both cost savings initiatives and marketing activities.
Refrigerated Meals

	For the Three Months Ended			For the Nine Months Ended
	September 27, 2014	September 28, 2013	% Change	September 27, 2014	September 28, 2013	% Change
	(in millions)			(in millions)
Net revenues	$908	$878	3.4%	$2,640	$2,588	2.0%
Organic Net Revenues(1)	908	878	3.4%	2,640	2,588	2.0%
Segment operating income	94	78	20.5%	307	279	10.0%

(1)	See the Non-GAAP Financial Measures section at the end of this item.
Three Months Ended September 27, 2014 compared to Three Months Ended September 28, 2013
Net revenues increased 3.4%, as the business realized both higher net pricing (2.9 pp) and improved volume/mix (0.5 pp). Higher net pricing reflected commodity cost-driven pricing actions, primarily in cold cuts. Favorable volume/mix was driven by bacon, lunch combinations, and new protein snacks, partially offset by lower shipments of hot dogs and cold cuts.
Segment operating income increased 20.5%, due primarily to favorable pricing net of commodity costs and lower manufacturing costs driven by net productivity, partially offset by increased marketing investments.
Nine Months Ended September 27, 2014 compared to Nine Months Ended September 28, 2013
Net revenues increased 2.0%, driven by both higher commodity cost-driven pricing (1.4 pp) and favorable volume/mix (0.6 pp) from higher shipments of lunch combinations and new protein snacks, partially offset by lower shipments of cold cuts.
Segment operating income increased 10.0%, driven primarily by lower spending on cost savings initiatives, lower manufacturing costs driven by net productivity, and favorable pricing net of commodity costs, partially offset by increased marketing investments.
Beverages

	For the Three Months Ended			For the Nine Months Ended
	September 27, 2014	September 28, 2013	% Change	September 27, 2014	September 28, 2013	% Change
	(in millions)			(in millions)
Net revenues	$628	$625	0.5%	$2,050	$2,084	(1.6)%
Organic Net Revenues(1)	628	625	0.5%	2,050	2,084	(1.6)%
Segment operating income	112	50	124.0%	356	301	18.3%

(1)	See the Non-GAAP Financial Measures section at the end of this item.

Three Months Ended September 27, 2014 compared to Three Months Ended September 28, 2013
Net revenues increased 0.5%, as higher net pricing (1.6 pp) was partially offset by unfavorable volume/mix (1.1 pp). Higher net pricing reflected coffee commodity cost-driven pricing actions. Unfavorable volume/mix was due to volume loss in roast and ground coffee, from a combination of price increases and a shift in consumer preferences, partially offset by growth in on-demand coffee products, ready-to-drink beverages, and powdered beverages.
Segment operating income more than doubled, due primarily to lower marketing spending, favorable pricing net of commodity costs, and lower manufacturing costs driven by net productivity.
Nine Months Ended September 27, 2014 compared to Nine Months Ended September 28, 2013
Net revenues decreased 1.6%, due to lower net pricing (3.2 pp), partially offset by favorable volume/mix (1.6 pp). Lower net pricing was due primarily to increased promotional spending in roast and ground coffee and ready-to-drink beverages. Favorable volume/mix was driven by growth in on-demand coffee products and ready-to-drink beverages, partially offset by lower shipments of roast and ground coffee, reflecting a shift in consumer preferences, and liquid concentrates.
Segment operating income increased 18.3%, driven primarily by lower spending on cost savings initiatives and lower manufacturing costs driven by net productivity.
Meals & Desserts

	For the Three Months Ended			For the Nine Months Ended
	September 27, 2014	September 28, 2013	% Change	September 27, 2014	September 28, 2013	% Change
	(in millions)			(in millions)
Net revenues	$512	$549	(6.7)%	$1,528	$1,634	(6.5)%
Organic Net Revenues(1)	512	549	(6.7)%	1,528	1,634	(6.5)%
Segment operating income	134	146	(8.2)%	442	477	(7.3)%

(1)	See the Non-GAAP Financial Measures section at the end of this item.
Three Months Ended September 27, 2014 compared to Three Months Ended September 28, 2013
Net revenues decreased 6.7%, due to unfavorable volume/mix (3.8 pp) and lower net pricing (2.9 pp). Unfavorable volume/mix was due primarily to lower shipments of macaroni and cheese, boxed dinners, and refrigerated ready-to-eat desserts, resulting from competitive and consumer dynamics in the categories. Lower net pricing was due primarily to increased promotional activity, primarily in dinners.
Segment operating income decreased 8.2%, due primarily to unfavorable pricing net of commodity costs, driven primarily by higher dairy and packaging materials costs, and unfavorable volume/mix, partially offset by lower marketing spending as brand-building activities were reassessed.
Nine Months Ended September 27, 2014 compared to Nine Months Ended September 28, 2013
Net revenues decreased 6.5%, due to unfavorable volume/mix (5.1 pp) and lower net pricing (1.4 pp). Unfavorable volume/mix was due primarily to lower shipments in refrigerated ready-to-eat desserts and boxed dinners, resulting from competitive and consumer dynamics in the categories. Lower net pricing reflected increased promotional activity, primarily in dinners.
Segment operating income decreased 7.3%, due primarily to unfavorable pricing net of commodity costs, driven primarily by higher dairy and packaging materials costs, and unfavorable volume/mix, partially offset by lower spending on both marketing and cost savings initiatives.

Enhancers & Snack Nuts

	For the Three Months Ended			For the Nine Months Ended
	September 27, 2014	September 28, 2013	% Change	September 27, 2014	September 28, 2013	% Change
	(in millions)			(in millions)
Net revenues	$471	$483	(2.5)%	$1,574	$1,607	(2.1)%
Organic Net Revenues(1)	471	481	(2.1)%	1,574	1,600	(1.6)%
Segment operating income	147	129	14.0%	464	430	7.9%

(1)	See the Non-GAAP Financial Measures section at the end of this item.
Three Months Ended September 27, 2014 compared to Three Months Ended September 28, 2013
Net revenues decreased 2.5%, including the impact of lower sales to Mondelēz International (0.4 pp). Organic Net Revenues decreased 2.1%, due primarily to lower net pricing (2.5 pp), partially offset by favorable volume/mix (0.4 pp). Lower net pricing was due primarily to increased promotional activity across most categories, while favorable volume/mix was driven by higher shipments of snack nuts.
Segment operating income increased 14.0%, due primarily to lower marketing spending and lower manufacturing costs driven by net productivity, partially offset by unfavorable pricing net of commodity costs.
Nine Months Ended September 27, 2014 compared to Nine Months Ended September 28, 2013
Net revenues decreased 2.1%, including the impact of lower sales to Mondelēz International (0.5 pp). Organic Net Revenues decreased 1.6%, due to lower net pricing (2.3 pp), partially offset by favorable volume/mix (0.7 pp). Lower net pricing was due primarily to increased promotional activity in spoonable and pourable dressings. Favorable volume/mix was driven primarily by higher shipments of snack nuts, partially offset by lower shipments of peanut butter.
Segment operating income increased 7.9%, due primarily to lower manufacturing costs driven by net productivity, and lower spending on both marketing and cost savings initiatives, partially offset by unfavorable pricing net of commodity costs.
Canada

	For the Three Months Ended			For the Nine Months Ended
	September 27, 2014	September 28, 2013	% Change	September 27, 2014	September 28, 2013	% Change
	(in millions)			(in millions)
Net revenues	$454	$474	(4.2)%	$1,404	$1,496	(6.1)%
Organic Net Revenues(1)	472	470	0.4%	1,488	1,484	0.3%
Segment operating income	86	85	1.2%	257	274	(6.2)%

(1)	See the Non-GAAP Financial Measures section at the end of this item.
Three Months Ended September 27, 2014 compared to Three Months Ended September 28, 2013
Net revenues decreased 4.2%, including the impact of unfavorable foreign currency (4.6 pp). Organic Net Revenues increased 0.4%, due primarily to higher commodity-driven pricing (4.2 pp) in cheese and coffee, partially offset by unfavorable volume/mix (3.8pp). Unfavorable volume/mix reflected the volume impact of higher commodity-driven prices and lower shipments of spoonable and pourable dressings, partially offset by the launch of McCafé coffee.
Segment operating income increased 1.2%, as lower marketing spending and lower manufacturing costs driven by net productivity were mostly offset by unfavorable volume/mix and the unfavorable impact of foreign currency.

Nine Months Ended September 27, 2014 compared to Nine Months Ended September 28, 2013
Net revenues decreased 6.1%, including the impact of unfavorable foreign currency (6.4 pp). Organic Net Revenues increased slightly (0.3%) as higher net pricing (1.0 pp) was mostly offset by unfavorable volume/mix (0.7 pp).
Segment operating income decreased 6.2%, due primarily to unfavorable volume/mix and the unfavorable impact of foreign currency, partially offset by lower marketing spending.
Other Businesses

	For the Three Months Ended			For the Nine Months Ended
	September 27, 2014	September 28, 2013	% Change	September 27, 2014	September 28, 2013	% Change
	(in millions)			(in millions)
Net revenues	$490	$463	5.8%	$1,417	$1,368	3.6%
Organic Net Revenues(1)	473	437	8.2%	1,369	1,316	4.0%
Segment operating income	61	62	(1.6)%	189	165	14.5%

(1)	See the Non-GAAP Financial Measures section at the end of this item.
Three Months Ended September 27, 2014 compared to Three Months Ended September 28, 2013
Net revenues increased 5.8%, despite lower sales to Mondelēz International (1.7 pp) and the impact of unfavorable foreign currency (0.7 pp). Organic Net Revenues increased 8.2%, due to higher commodity cost-driven pricing (5.0 pp) and favorable volume/mix (3.2 pp) from higher shipments.
Segment operating income decreased 1.6%, as increased marketing investments and unfavorable pricing net of commodity costs was partially offset by favorable volume/mix and lower spending on cost savings initiatives.
Nine Months Ended September 27, 2014 compared to Nine Months Ended September 28, 2013

Net revenues increased 3.6%, which included unfavorable foreign currency (0.9 pp) and higher sales to Mondelēz International (0.5 pp). Organic Net Revenues increased 4.0%, driven by higher commodity cost-driven pricing (4.3 pp), partially offset by unfavorable volume/mix (0.3 pp), as higher shipments in our Exports businesses were more than offset by the unfavorable impact of planned Foodservice product line exits.
Segment operating income increased 14.5%, driven primarily by lower spending on cost savings initiatives and lower manufacturing costs driven by net productivity, partially offset by unfavorable volume/mix.
Liquidity and Capital Resources
We believe that cash generated from our operating activities and our $3.0 billion revolving credit facility with our commercial paper program will provide sufficient liquidity to meet our working capital needs, expected cost savings initiatives expenditures, planned capital expenditures, planned contributions to our postemployment benefit plans, purchases under our discretionary share repurchase program, future contractual obligations, and payment of our anticipated quarterly dividends. We will use our cash on hand and our commercial paper program for daily funding requirements. Overall, we do not expect any negative effects on our funding sources that would have a material effect on our short-term or long-term liquidity.
Net Cash Provided by Operating Activities:
Operating activities provided net cash of $880 million in the nine months ended September 27, 2014 compared with $1,119 million in the nine months ended September 28, 2013. The decrease in cash provided by operating activities primarily related to lower net earnings, higher inventories and higher cash payments on accrued marketing, partially offset by a decrease in pension contributions in the nine months ended September 27, 2014 compared to the nine months ended September 28, 2013. Net earnings in the nine months ended September 28, 2013 reflected significant non-cash market-based impacts to postemployment benefit plans and the related deferred tax effects.

Net Cash Used in Investing Activities:
Net cash used in investing activities was $326 million in the nine months ended September 27, 2014 compared with $266 million in the nine months ended September 28, 2013, comprised mainly of capital expenditures. Our cash used in investing activities in the first nine months of 2013 included the receipt of proceeds of $101 million from the sale-leaseback of our headquarters facilities in the first quarter of 2013. We expect 2014 capital expenditures to be approximately $500 million to $525 million, including capital expenditures required for our cost savings initiatives. We expect to fund these expenditures with cash from operations.
Net Cash Used in Financing Activities:
Net cash used in financing activities was $1,300 million in the nine months ended September 27, 2014 compared with $870 million in the nine months ended September 28, 2013, comprised mainly of dividend payments. In addition, we spent $473 million to repurchase shares of our common stock under our share repurchase program in 2014, which was authorized by our Board of Directors in December 2013.
Total Debt:
Our total debt was $10.0 billion at September 27, 2014 and December 28, 2013. The weighted average remaining term of our debt was 12.4 years at September 27, 2014. We have $1.4 billion of long-term debt maturing in the next 12 months that is classified as current. We believe that cash on hand, cash flows from operations, and available short- and long-term debt financing will be adequate to meet our contractual obligations.
On May 29, 2014, we entered into a new $3.0 billion five-year senior unsecured revolving credit facility, which expires on May 29, 2019 unless extended. The credit facility enables us to borrow up to $3.0 billion, which may be increased by up to $1.0 billion in the aggregate with the agreement of the lenders providing the increased commitments. The credit facility requires us to maintain a minimum total shareholders’ equity (excluding certain items) of at least $2.4 billion and also contains customary representations, covenants, and events of default. At September 27, 2014 and for the nine months ended September 27, 2014, no amounts were drawn on this credit facility.
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
During the nine months ended September 27, 2014, our aggregate commodity costs increased over the prior year period, primarily as a result of higher dairy, packaging materials and meat product costs, partially offset by lower costs of coffee beans, soybean and vegetable oil, and sugar. Our commodity costs increased $133 million in the third quarter and $222 million in the first nine months of 2014 over the comparable prior year period. We expect commodity cost volatility to continue over the remainder of the year. We manage commodity cost volatility primarily through pricing and risk management strategies.
Off-Balance Sheet Arrangements and Aggregate Contractual Obligations
We have no material off-balance sheet arrangements other than the guarantees and contractual obligations that are discussed below.
As discussed in Note 10, Commitments, Contingencies and Debt, to the condensed consolidated financial statements, we have third-party guarantees primarily covering long-term obligations related to leased properties. The carrying amount of our third-party guarantees was $22 million at September 27, 2014 and $24 million at December 28, 2013. The maximum potential payment under these guarantees was $44 million at September 27, 2014 and $53 million at December 28, 2013. Substantially all of these guarantees expire at various times through 2027.
In addition, we were contingently liable for guarantees related to our own performance totaling $89 million at September 27, 2014 and $86 million at December 28, 2013. These primarily include letters of credit related to dairy commodity purchases and other letters of credit.
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
Equity and Dividends
On December 17, 2013, our Board of Directors authorized a $3.0 billion share repurchase program with no expiration date. Under the share repurchase program, we are authorized to repurchase shares of our common stock in the open market or in privately negotiated transactions. The timing and amount of share repurchases are subject to management's evaluation of market conditions, applicable legal requirements, and other factors. We are not obligated to repurchase any shares of our common stock and may suspend the program at our discretion. In the three months ended September 27, 2014, we repurchased approximately 5.0 million shares for approximately $285 million under this program. As of September 27, 2014, we have repurchased approximately 9.2 million shares for approximately $524 million under this program since its inception.
See Note 7, Stock Plans, to the condensed consolidated financial statements for a discussion of our share-based equity programs.
Dividends:
We paid dividends of $941 million in the first nine months of 2014. On October 7, 2014, our Board of Directors declared a cash dividend of $0.55 per share of common stock, which will be paid on October 31, 2014 to shareholders of record on October 17, 2014. We had no dividends payable as of September 27, 2014. We paid dividends of $894 million in the first nine months of 2013. The present annualized dividend rate is $2.20 per share of common stock. The declaration of dividends is subject to the discretion of our Board of Directors and depends on various factors, including our net earnings, financial condition, cash requirements, future prospects, and other factors that our Board of Directors deems relevant to its analysis and decision making.
Significant Accounting Estimates
We prepare our condensed consolidated financial statements in conformity with U.S. GAAP. The preparation of these financial statements requires the use of estimates, judgments, and assumptions. Our significant accounting policies are described in Note 1 to our consolidated financial statements for the year ended December 28, 2013 in our Annual Report on Form 10-K. Our significant accounting estimates are described in our Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 28, 2013 in our Annual Report on Form 10-K. There were no changes to our accounting policies in the current period that had a material impact on our financial statements.
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

	Net Revenues	Impact of Currency	Sales to Mondelēz International	Organic Net Revenues
	(in millions)
Three Months Ended September 27, 2014
Cheese	$937	$—	$(8)	$929
Refrigerated Meals	908	—	—	908
Beverages	628	—	—	628
Meals & Desserts	512	—	—	512
Enhancers & Snack Nuts	471	—	—	471
Canada	454	22	(4)	472
Other Businesses	490	3	(20)	473
Total	$4,400	$25	$(32)	$4,393
Three Months Ended September 28, 2013
Cheese	$922	$—	$(8)	$914
Refrigerated Meals	878	—	—	878
Beverages	625	—	—	625
Meals & Desserts	549	—	—	549
Enhancers & Snack Nuts	483	—	(2)	481
Canada	474	—	(4)	470
Other Businesses	463	—	(26)	437
Total	$4,394	$—	$(40)	$4,354

	Net Revenues	Impact of Currency	Sales to Mondelēz International	Organic Net Revenues
	(in millions)
Nine Months Ended September 27, 2014
Cheese	$2,896	$—	$(33)	$2,863
Refrigerated Meals	2,640	—	—	2,640
Beverages	2,050	—	—	2,050
Meals & Desserts	1,528	—	—	1,528
Enhancers & Snack Nuts	1,574	—	—	1,574
Canada	1,404	96	(12)	1,488
Other Businesses	1,417	12	(60)	1,369
Total	$13,509	$108	$(105)	$13,512
Nine Months Ended September 28, 2013
Cheese	$2,846	$—	$(41)	$2,805
Refrigerated Meals	2,588	—	—	2,588
Beverages	2,084	—	—	2,084
Meals & Desserts	1,634	—	—	1,634
Enhancers & Snack Nuts	1,607	—	(7)	1,600
Canada	1,496	—	(12)	1,484
Other Businesses	1,368	—	(52)	1,316
Total	$13,623	$—	$(112)	$13,511
Forward-looking Statements
This report contains a number of forward-looking statements. Words such as “anticipate,” “estimate,” “expect,” “plan,” “believe,” “may,” “will,” and variations of such words and similar expressions are intended to identify our forward-looking statements. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. Examples of forward-looking statements include, but are not limited to, statements, beliefs, and expectations regarding our business, consumers, dividends, projected market performance of our common stock related to Performance Share awards, new accounting pronouncements and accounting changes, commodity costs, cost savings initiatives (including the Restructuring Program), hedging activities, legal matters, goodwill and other intangible assets, price volatility and cost environment, liquidity, funding sources, postemployment benefit plans, including expected contributions, obligations, rates of return and costs, capital expenditures and funding, debt, off-balance sheet arrangements and contractual obligations, general views about future operating results, our risk management program, and other events or developments that we expect or anticipate will occur in the future.

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
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
As we operate primarily in North America but source our commodities from global markets and periodically enter into financing or other arrangements abroad, we use financial instruments to manage our primary market risk exposures, which are commodity price, foreign currency exchange rate, and interest rate risks. We monitor and manage these exposures as part of our overall risk management program. Our risk management program focuses on the unpredictability of financial markets and seeks to reduce the potentially adverse effects that the volatility of these markets may have on our operating results. We maintain commodity price, foreign currency, and interest rate risk management policies that principally use derivative instruments to reduce significant, unanticipated earnings fluctuations that may arise from volatility in commodity prices, foreign currency exchange rates, and interest rates. We also sell commodity futures to unprice future purchase commitments, and we occasionally use related futures to cross-hedge a commodity exposure. We are not a party to leveraged derivatives and, by policy, do not use financial instruments for speculative purposes. There were no significant changes in the types of derivative instruments we use to hedge our exposures since December 28, 2013. See Note 9, Financial Instruments, to the condensed consolidated financial statements for further information on our derivative activity during the nine months ended September 27, 2014 and the types of derivative instruments we used to hedge our exposures.
See "Item 7A. Quantitative and Qualitative Disclosures about Market Risk" in our Annual Report on Form 10-K for the year ended December 28, 2013. Other than as discussed above, there have been no material changes in our market risk as of September 27, 2014.
Item 4.   Controls and Procedures.

a.	Evaluation of Disclosure Controls and Procedures
Our CEO and CFO, with other members of management, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 27, 2014.

b.	Changes in Internal Control Over Financial Reporting
Our CEO and CFO, with other members of management, evaluated the changes in our internal control over financial reporting during the quarter ended September 27, 2014. We determined that there were no changes in our internal control over financial reporting during the quarter ended September 27, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II
Item 1.   Legal Proceedings.
See Note 10, Commitments, Contingencies and Debt, to the condensed consolidated financial statements (Part I, Item 1 of this Form 10-Q) for information regarding our legal proceedings.
Item 1A.   Risk Factors.
There were no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 28, 2013.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
The table below sets forth information regarding purchases of our common stock that we made during the three months ended September 27, 2014.

	Total Number of Shares(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Dollar Value of Shares that May Yet be Purchased Under the Program(2)
6/29/14-7/26/14	953,406	$59.47	951,895
7/27/14-8/23/14	1,724,668	56.66	1,720,462
8/24/14-9/27/14	2,306,267	56.88	2,301,374	$2,476,130,664
For the Quarter Ended September 27, 2014	4,984,341	57.30	4,973,731
(1) Includes shares tendered by individuals who used shares to exercise options or to pay the related taxes for grants of restricted stock, RSUs, and Performance Shares that vested.
(2) On December 17, 2013, our Board of Directors authorized a $3.0 billion share repurchase program with no expiration date. Under the share repurchase program, we are authorized to repurchase shares of our common stock in the open market or in privately negotiated transactions. The timing and amount of share repurchases are subject to management's evaluation of market conditions, applicable legal requirements, and other factors. We are not obligated to repurchase any shares of our common stock and may suspend the program at our discretion. As of September 27, 2014, we have repurchased approximately 9.2 million shares under this program since its inception.
Item 6.  Exhibits.

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1
The following materials from Kraft’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Earnings, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Equity, (v) the Condensed Consolidated Statements of Cash Flows, (vi) Notes to Condensed Consolidated Financial Statements, and (vii) document and entity information.

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
KRAFT FOODS GROUP, INC.

/s/ Teri List-Stoll
Teri List-Stoll
Executive Vice President and
Chief Financial Officer

Date: October 30, 2014