Form 10-K
period 2014-12-27
Kraft Foods Group, Inc.
filed 2015-02-19
CIK 1545158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 27, 2014
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☒    Accelerated filer ☐    Non-accelerated filer ☐    Smaller reporting company ☐
(Do not check if smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange
Act).    Yes   ☐     No  ☒
The aggregate market value of the shares of common stock held by non-affiliates of the registrant, computed by reference to the closing price of such stock as of the last business day of the registrant's most recently completed second quarter, was $35 billion. At February 10, 2015, there were 587,988,695 shares of the registrant’s common stock outstanding.
Documents Incorporated by Reference
Portions of the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission in connection with its annual meeting of shareholders expected to be held on May 5, 2015 are incorporated by reference into Part III hereof.

Kraft Foods Group, Inc
In this report, “Kraft Foods Group,” “we,” “us,” and “our” refers to Kraft Foods Group, Inc.

i

Forward-looking Statements
This report contains a number of forward-looking statements. Words such as “anticipate,” “estimate,” “expect,” “plan,” “believe,” “may,” “will,” and variations of such words and similar expressions are intended to identify our forward-looking statements. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. Examples of forward-looking statements include, but are not limited to, statements, beliefs, and expectations regarding our business, customers, consumers, dividends, projected market performance of our common stock related to performance share awards, new accounting pronouncements and accounting changes, commodity costs, cost savings initiatives, hedging activities, legal matters, goodwill and other intangible assets, price volatility and cost environment, liquidity, funding sources, postemployment benefit plans, including expected contributions, obligations, rates of return and costs, capital expenditures and funding, debt, off-balance sheet arrangements and contractual obligations, general views about future operating results, our risk management program, and other events or developments that we expect or anticipate will occur in the future.
These forward-looking statements are not guarantees of future performance and are subject to a number of risks and uncertainties, many of which are beyond our control. We discuss certain factors that affect our business and operations and that may cause our actual results to differ materially from these forward-looking statements under “Risk Factors” below in this Annual Report on Form 10-K. These factors include, but are not limited to, increased competition; our ability to maintain, extend and expand our reputation and brand image; our ability to differentiate our products from other brands; increasing consolidation of retail customers; changes in relationships with our significant customers and suppliers; our ability to predict, identify and interpret changes in consumer preferences and demand; our ability to drive revenue growth in our key product categories, increase our market share, or add products; an impairment of goodwill or other indefinite-lived intangible assets; volatility in commodity, energy and other input costs; changes in our management team or other key personnel; our geographic focus in North America; changes in regulations; legal claims or other regulatory enforcement actions; product recalls or product liability claims; unanticipated business disruptions; our ability to complete or realize the benefits from potential acquisitions, alliances, divestitures or joint ventures; our indebtedness and our ability to pay our indebtedness; disruptions in our information technology networks and systems; our inability to protect our intellectual property rights; weak economic conditions; tax law changes; volatility of market-based impacts to postemployment benefit plans; pricing actions; and other factors. We disclaim and do not undertake any obligation to update or revise any forward-looking statement in this report, except as required by applicable law or regulation.
PART I
Item 1. Business.
General
Kraft Foods Group is one of the largest consumer packaged food and beverage companies in North America and worldwide, with net revenues of $18.2 billion and earnings before income taxes of $1.4 billion in 2014. We manufacture and market food and beverage products, including cheese, meats, refreshment beverages, coffee, packaged dinners, refrigerated meals, snack nuts, dressings, and other grocery products, primarily in the United States and Canada, under a host of iconic brands. Our product categories span breakfast, lunch, and dinner meal occasions. At December 27, 2014, we had assets of $22.9 billion. We are listed on the NASDAQ Stock Market and included in the Standard & Poor’s 500 and the NASDAQ - 100 indices.
Our diverse brand portfolio consists of many of the most popular food brands in North America, including three brands with annual net revenues exceeding $1 billion each—Kraft cheeses, dinners, and dressings; Oscar Mayer meats; and Philadelphia cream cheese—plus over 25 brands with annual net revenues between $100 million and $1 billion each. In the United States, based on dollar share in 2014, we hold the number one branded market share position in 11 of our top 17 product categories and the number two branded market share position in the remaining six product categories. The 11 product categories with the number one branded share position contributed more than 50% of our 2014 U.S. retail net revenues while our top 17 product categories contributed more than 80% of our 2014 U.S. retail net revenues.
We were initially organized as a Delaware corporation in 1980. In March 2012, we redomesticated to Virginia and changed our name from “Kraft Foods Global, Inc.” to “Kraft Foods Group, Inc.” On October 1, 2012, Mondelēz International, Inc. ("Mondelēz International," formerly known as Kraft Foods Inc.) spun-off Kraft Foods Group to Mondelēz International’s shareholders (the “Spin-Off”). We were a wholly-owned subsidiary of Mondelēz

International prior to the Spin-Off. To effect the Spin-Off, Mondelēz International distributed all of the shares of Kraft Foods Group common stock owned by Mondelēz International to its shareholders on October 1, 2012. As a result of the Spin-Off, we began operating as an independent, publicly traded company on October 1, 2012.
Reportable Segments
We manage and report our operating results through six reportable segments: Cheese, Refrigerated Meals, Beverages, Meals & Desserts, Enhancers & Snack Nuts, and Canada. Our remaining businesses, including our Foodservice and Exports businesses, are aggregated and disclosed as “Other Businesses”.
Our principal brands and products at December 27, 2014 were:

Cheese
Kraft and Cracker Barrel natural cheeses; Philadelphia cream cheese; Kraft and Deli Deluxe processed cheese slices; Velveeta and Cheez Whiz processed cheeses; Kraft grated and shredded cheeses; Polly-O and Athenos cheeses; and Breakstone’s and Knudsen cottage cheese and sour cream.

Refrigerated Meals	Oscar Mayer cold cuts, hot dogs, bacon, and P3 Portable Protein Packs; Lunchables lunch combinations; Claussen pickles; and Boca meat alternatives.

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

Enhancers & Snack Nuts
Planters nuts and trail mixes; Kraft Mayo and Miracle Whip spoonable dressings; Kraft and Good Seasons salad dressings; A.1. sauce; Kraft and Bull’s-Eye barbecue sauces; and Grey Poupon premium mustards.

Canada	Canadian brand offerings include Kraft peanut butter and Nabob coffee, as well as a range of products bearing brand names similar to those marketed in the U.S.

Other Businesses
Our other businesses, including our Foodservice and Exports businesses, sell primarily branded products including Philadelphia cream cheese, A.1. sauce, and a broad array of Kraft sauces, dressings and cheeses.

Net Revenues by Product Category
Product categories that contributed 10% or more to consolidated net revenues for the years ended December 27, 2014, December 28, 2013, or December 29, 2012, were:

	For the Years Ended
	December 27, 2014	December 28, 2013	December 29, 2012
Cheese and dairy	33%	32%	31%
Meat and meat alternatives	15%	15%	15%
Meals	11%	11%	11%
Refreshment beverages	10%	10%	10%
Enhancers	9%	9%	10%

See Note 15, Segment Reporting, to the consolidated financial statements for net revenues, earnings before income taxes, and total assets by segment.
Customers
We sell our products primarily to supermarket chains, wholesalers, supercenters, club stores, mass merchandisers, distributors, convenience stores, drug stores, value stores, and other retail food outlets in the United States and Canada.
Our five largest customers accounted for approximately 42% of our net revenues in 2014. One of our customers, Wal-Mart Stores, Inc., accounted for approximately 26% of our net revenues in 2014.
Sales
Our direct customer teams work with the headquarter operations of our customers and manage our relationships. These teams collaborate on developing strategies for new item introduction, category and assortment management, shopper insights, shopper marketing, trade and promotional planning, and retail pricing solutions. We have dedicated headquarter teams covering all of our product lines for many of our largest customers, and we pool resources across our product lines to provide support to regional retailers.
Our breadth of product lines and scale throughout the retail environment are also supported primarily by two third-party sales agencies within our customers’ stores: Acosta Sales & Marketing for our grocery and mass channel customers and CROSSMARK for our convenience store retail partners. Both agencies act as extensions of our direct customer teams and are managed by our sales leadership. Both sales agencies provide in-store support of product placement, distribution, and promotional execution.
We also utilize exporters, distributors, consolidators, or other similar arrangements to sell and distribute our products outside of the United States and Canada.
Raw Materials and Packaging
We purchase and use large quantities of commodities, including dairy products, meat products, coffee beans, nuts, soybean and vegetable oils, sugar and other sweeteners, corn products and wheat to manufacture our products. In addition, we purchase and use significant quantities of resins and cardboard to package our products and natural gas to operate our facilities. For commodities that we use across many of our product categories, such as corrugated paper and energy, we coordinate sourcing requirements and centralize procurement to leverage our scale. In addition, some of our product lines and brands separately source raw materials that are specific to their operations.
We source these commodities from a variety of providers including large, international producers, and smaller, local independent sellers. We have preferred purchaser status and/or have developed strategic partnerships with many of our suppliers, and consequently enjoy favorable pricing and dependable supply for many of our commodities. The prices of raw materials and agricultural materials that we use in our products are affected by external factors, such as global competition for resources, currency fluctuations, severe weather or global climate change, consumer, industrial or investment demand, and changes in governmental regulation and trade, alternative energy, and agricultural programs.
The most significant cost components of our cheese products are dairy commodities, including milk and cheese. We purchase our dairy raw material requirements from independent third parties, such as agricultural cooperatives and independent processors. Market supply and demand, as well as government programs, significantly influence the prices for milk and other dairy products. The most significant cost component of our coffee products is coffee beans, which we purchase on world markets. Quality and availability of supply, currency fluctuations, and consumer demand for coffee products impact coffee bean prices. Significant cost components in our meat business include pork, beef, and poultry, which we primarily purchase from domestic markets. Livestock feed costs and the global supply and demand for U.S. meats influence the prices of these meat products. Additional significant cost components in our grocery products are grains (including wheat), sugar, and soybean oil.
Our risk management group works with our procurement teams to monitor worldwide supply and cost trends so we can obtain ingredients and packaging needed for production at competitive prices. Although the prices of our principal raw materials can be expected to fluctuate, we believe there will be an adequate supply of the raw materials we use and that they are generally available from numerous sources. Our risk management group uses a range of hedging techniques in an effort to limit the impact of price fluctuations on our principal raw materials.

However, we do not fully hedge against changes in commodity prices, and our hedging strategies may not protect us from increases in specific raw material costs. We actively monitor any changes to commodity costs so that we can seek to mitigate the effect through pricing and other operational measures.
Manufacturing and Processing
We manufacture our products in our network of manufacturing and processing facilities located throughout North America. As of December 27, 2014, we operated 36 manufacturing and processing facilities, 34 in the United States and two in Canada. We own all 36 of these facilities.
While some of our plants are dedicated to the production of specific products or brands, other plants can accommodate multiple product lines. We manufacture our Cheese products in 12 locations, our Refrigerated Meals products in nine locations, our Beverages products in eight locations, our Meals & Desserts products in 11 locations, and our Enhancers & Snack Nuts products in eight locations. We maintain all of our manufacturing and processing facilities in good condition and believe they are suitable and adequate for our present needs. We also enter into co-manufacturing arrangements with third parties if we determine it is advantageous to outsource the production of any of our products.
Distribution
As of December 27, 2014, we distributed our products through 36 distribution centers, of which 33 are in the United States and three are in Canada. We own four and lease 32 of these distribution centers. In addition, third-party logistics providers perform storage and distribution services for us to support our distribution network.
We rely on common carriers to transport our products from our manufacturing and processing facilities to our distribution facilities and on to our customers. Our distribution facilities generally accommodate all of our product lines and have the capacity to store refrigerated, dry, and frozen goods. We assemble customer orders for multiple products at the distribution facilities and deliver them by common carrier to our customers. We maintain all of our distribution facilities in good condition and believe they have sufficient capacity to meet our expected distribution needs.
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
Trademarks and Intellectual Property
Our trademarks are material to our business and are among our most valuable assets. Some of our significant trademarks include A.1., Baker’s, Cheez Whiz, Cool Whip, Country Time, Cracker Barrel, Crystal Light, Grey Poupon, JELL-O, Kool-Aid, Kraft, Lunchables, MiO, Miracle Whip, Oscar Mayer, Planters, Shake ‘N Bake, Stove Top, and Velveeta. We own the rights to these trademarks in the United States, Canada, and many other countries throughout the world. In addition, we own the trademark rights to Philadelphia in the United States and the Caribbean, and to Gevalia and Maxwell House throughout North America and Latin America. We protect our trademarks by registration or otherwise in the United States, Canada, and other markets. From time to time, we grant third parties licenses to use one or more of our trademarks in particular locations. Similarly, as of December 27, 2014, we sell some products under brands we license from third parties, including:

•	Capri Sun packaged drink pouches for sale in the United States;

•	McCafé ground, whole bean and on-demand single cup coffees; and

•	Taco Bell Home Originals Mexican-style food products for sale in U.S. grocery stores.
In connection with the Spin-Off, we granted Mondelēz International licenses to use some of our trademarks in particular locations outside of the United States and Canada and we also may sell some products under brands we license from Mondelēz International.
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
Our issued patents extend for varying periods according to the date of the patent application filing or grant and the legal term of patents in the various countries where patent protection is obtained. The actual protection afforded by a patent, which can vary from country to country, depends upon the type of patent, the scope of its coverage as determined by the patent office or courts in the country, and the availability of legal remedies in the country. In connection with the Spin-Off, we granted Mondelēz International licenses to use some of our patents, and we also license certain patents from Mondelēz International.
Research and Development
Our research and development focuses on achieving the following four objectives:

•	growth through product improvements and renovations, new products, and line extensions,

•	uncompromising product safety and quality,

•	superior customer satisfaction, and

•	cost reduction.
Our research and development specialists have historically focused on both major product innovation and more modestly-scaled line extensions, such as the introduction of new flavors, colors, or package designs for established products. We have approximately 600 food scientists, chemists, and engineers, with teams dedicated to particular brands and products.
We maintain three key technology centers, each equipped with pilot plants and state-of-the-art instruments. Research and development expense was approximately $149 million in 2014, $142 million in 2013, and $143 million in 2012. The amounts disclosed in prior periods have been revised to conform with the current year presentation.
Seasonality
Overall sales of our products are fairly balanced throughout the year, although demand for certain products may be influenced by holidays, changes in seasons, or other annual events.
Employees
We have approximately 22,100 employees, of whom approximately 20,100 are located in the United States and approximately 2,000 are located in Canada. Approximately one-third of our hourly employees are represented under contracts primarily with the United Food and Commercial Workers International Union and the International Brotherhood of Teamsters. These contracts expire at various times throughout the next several years. We believe that our relationships with employees and their representative organizations are generally good.
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
These laws and regulations include the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, and the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”). CERCLA imposes joint and severable liability on each potentially responsible party. As of December 27, 2014, we were involved in 56 active proceedings in the United States under CERCLA (and other similar state actions and legislation) related to our current operations and certain closed, inactive, or divested operations for which we retain liability. We do not currently expect these to have a material effect on our earnings or financial condition.
As of December 27, 2014, we had accrued an amount we deemed appropriate for environmental remediation. Based on information currently available, we believe that the ultimate resolution of existing environmental remediation actions and our compliance in general with environmental laws and regulations will not have a material effect on our earnings or financial condition. However, it is difficult to predict with certainty the potential impact of future compliance efforts and environmental remedial actions and thus future costs associated with such matters may exceed current reserves.
Foreign Operations
We sell our products primarily to consumers in the United States and Canada, but also sell our products to many other countries and territories across the globe. We generated approximately 13% of our 2014 consolidated net revenues and 14% of our 2013 and 2012 consolidated net revenues outside the United States, primarily in Canada. For additional information about our foreign operations, see Note 15, Segment Reporting, to the consolidated financial statements.
Executive Officers of the Registrant
The following are our executive officers as of February 19, 2015:

Name	Age	Title
John T. Cahill	57	Chairman and Chief Executive Officer
Georges El-Zoghbi	48	Chief Operating Officer
Diane Johnson May	56	Executive Vice President, Human Resources
Christopher J. Kempczinski	46	Executive Vice President, Growth Initiatives and President of International
Teri L. List-Stoll	52	Executive Vice President and Chief Financial Officer(1)
Kim K. W. Rucker	48	Executive Vice President, Corporate & Legal Affairs, General Counsel and Corporate Secretary
(1) Ms. List-Stoll will be leaving this role effective February 28, 2015.
Mr. Cahill was appointed as our Chairman and Chief Executive Officer effective December 28, 2014. Mr. Cahill had served as our non-executive Chairman from March 8, 2014 until this appointment. Prior to that, he served as our Executive Chairman since October 1, 2012. He joined Mondelēz International, a food and beverage company and our former parent, on January 2, 2012 as the Executive Chairman, North American Grocery, and served in that capacity until the Spin-Off. Prior to that, he served as an Industrial Partner at Ripplewood Holdings LLC, a private equity firm, from 2008 to 2011. Mr. Cahill spent nine years with The Pepsi Bottling Group, Inc., a beverage manufacturing company, most recently as Chairman and Chief Executive Officer from 2003 to 2006 and Executive Chairman until 2007. Mr. Cahill previously spent nine years with PepsiCo, Inc., a food and beverage company, in a variety of leadership positions. He currently serves as lead director of American Airlines Group and is also a director at Colgate-Palmolive Company.
Mr. El-Zoghbi has served as our Chief Operating Officer since February 10, 2015. He served as our Vice Chairman, Operations, R&D, Sales and Strategy from June 2014 until assuming his current role. He previously served as Executive Vice President and President, Cheese & Dairy and Exports from February 2013 until June 2014. Mr. El-Zoghbi served as Executive Vice President and President, Cheese and Dairy from October 1, 2012 to February

2013. Prior to that, he served as Mondelēz International’s President, Cheese and Dairy since October 2009. He also served as Mondelēz International's Vice President and Area Director, Kraft Foods Australia & New Zealand from October 2007 to September 2009.
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
Mr. Kempczinski has served as our Executive Vice President, Growth Initiatives and President of International since February 10, 2015. He served as our Executive Vice President and President, Canada from January 2014 until assuming his current role. He previously served as Kraft Foods Group’s President, Canada from July 2012 until January 2014. From December 2008 until July 2012, he served as Mondelēz International’s Senior Vice President, Meals & Enhancers. Prior to joining Mondelēz International in December 2008, Mr. Kempczinski was Vice President, Non-Carbonated Beverages at PepsiCo, Inc.
Ms. List-Stoll has served as our Executive Vice President and Chief Financial Officer since December 29, 2013. She joined Kraft Foods Group on September 3, 2013 and served as Senior Vice President, Corporate Finance until assuming her current role. Prior to joining Kraft Foods Group, she worked for The Procter & Gamble Company for nearly 20 years, in various finance and accounting leadership positions. She had most recently served as Senior Vice President and Treasurer of Procter & Gamble from 2009 to 2013 and Vice President, Finance, Global Operations from 2007 to 2009. Ms. List-Stoll serves on the Board of Directors of Danaher Corporation and Microsoft Corporation.
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
You can also read, access and copy any document that we file, including this Annual Report on Form 10-K, at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Call the SEC at 1-800-SEC-0330 for information on the operation of the Public Reference Room. In addition, the SEC maintains a Web site at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers, including Kraft Foods Group, that are electronically filed with the SEC.
Item 1A. Risk Factors.
You should read the following risk factors carefully in connection with evaluating our business and the forward-looking information contained in this Annual Report on Form 10-K. Any of the following risks could materially and adversely affect our business, financial condition, operating results and the actual outcome of matters described in this Annual Report on Form 10-K. While we believe we have identified and discussed below the key risk factors affecting our business, there may be additional risks and uncertainties that we do not presently know or that we do not currently believe to be significant that may adversely affect our business, financial condition, or operating results in the future.
We operate in a highly competitive industry.
The food and beverage industry is highly competitive across all of our product offerings. We compete based on product innovation, price, product quality, brand recognition and loyalty, effectiveness of marketing and distribution, promotional activity, and the ability to identify and satisfy consumer preferences.
We may need to reduce our prices in response to competitive and customer pressures. These pressures may also restrict our ability to increase prices in response to commodity and other cost increases. We may also need to increase or reallocate spending on marketing, retail trade incentives, advertising, and new product innovation to maintain or increase market share. These expenditures are subject to risks, including uncertainties about trade and consumer acceptance of our efforts. If we are unable to compete effectively, our profitability, financial condition, and operating results may suffer.
Maintaining, extending and expanding our reputation and brand image are essential to our business success.
We have many iconic brands with long-standing consumer recognition. Our success depends on our ability to maintain brand image for our existing products, extend our brands to new platforms, and expand our brand image with new product offerings.
We seek to maintain, extend, and expand our brand image through marketing investments, including advertising and consumer promotions, and product innovation. Increasing attention on the role of food and beverage marketing could adversely affect our brand image. It could also lead to stricter regulations and greater scrutiny of marketing practices. Existing or increased legal or regulatory restrictions on our advertising, consumer promotions and marketing, or our response to those restrictions, could limit our efforts to maintain, extend and expand our brands. Moreover, adverse publicity about regulatory or legal action against us could damage our reputation and brand image, undermine our customers’ confidence and reduce long-term demand for our products, even if the regulatory or legal action is unfounded or not material to our operations.
In addition, our success in maintaining, extending, and expanding our brand image depends on our ability to adapt to a rapidly changing media environment. We increasingly rely on social media and online dissemination of advertising campaigns. The growing use of social and digital media increases the speed and extent that information or misinformation and opinions can be shared. Negative posts or comments about us, our brands or our products on social or digital media, whether or not valid, could seriously damage our brands and reputation. If we do not maintain, extend, and expand our brand image, then our product sales, financial condition and operating results could be materially and adversely affected.
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
Retail consolidation also increases the risk that adverse changes in our customers’ business operations or financial performance will have a corresponding material and adverse effect on us. For example, if our customers cannot access sufficient funds or financing, then they may delay, decrease, or cancel purchases of our products, or delay or fail to pay us for previous purchases, which could materially and adversely affect our product sales, financial condition, and operating results.

Changes in our relationships with significant customers or suppliers could adversely impact us.
During 2014, our five largest customers accounted for approximately 42% of our net revenues, with our largest customer, Wal-Mart Stores, Inc., accounting for approximately 26% of our net revenues. There can be no assurance that all significant customers will continue to purchase our products in the same mix or quantities or on the same terms as in the past, particularly as increasingly powerful retailers may demand lower pricing and focus on developing their own brands. The loss of a significant customer or a material reduction in sales or a change in the mix of products we sell to a significant customer could materially and adversely affect our product sales, financial condition, and operating results.
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
The food and beverage industry’s overall growth is generally linked to population growth. Our future results will depend on our ability to drive revenue growth in our key product categories. Because our operations are concentrated in North America, where growth in the food and beverage industry has been limited, our success also depends in part on our ability to enhance our portfolio by adding innovative new products in faster growing and more profitable categories. Our future results will also depend on our ability to increase market share in our existing product categories. Our failure to drive revenue growth, limit market share decreases in our key product categories or develop innovative products for new and existing categories could materially and adversely affect our product sales, financial condition, and operating results.
An impairment of the carrying value of goodwill or other indefinite-lived intangible assets could negatively affect our consolidated operating results.
Goodwill and indefinite-lived intangible assets are initially recorded at fair value and are not amortized, but we test goodwill and indefinite-lived intangible assets for impairment at least annually in the fourth quarter or when a triggering event occurs. The first step of our goodwill impairment test compares the reporting unit’s estimated fair value with its carrying value. We estimate a reporting unit’s fair value using planned growth rates, market-based discount rates, estimates of residual value, and estimates of market multiples. If the carrying value of a reporting unit’s net assets exceeds its fair value, the second step would be applied to measure the difference between the carrying value and implied fair value of goodwill. We determine fair value of indefinite-lived intangible assets using planned growth rates, market-based discount rates, and estimates of royalty rates. If the carrying values of goodwill or indefinite-lived intangible assets exceed their fair value, the goodwill or indefinite-lived intangible assets would be considered impaired and reduced to their fair value. An impairment of the carrying value of goodwill or other indefinite-lived intangible assets could negatively affect our operating results or net worth. As of December 27, 2014, we had $13.6 billion of goodwill and other indefinite-lived intangible assets, in aggregate, which represented approximately 59% of total assets.
Commodity, energy, and other input prices are volatile and may rise significantly.
We purchase and use large quantities of commodities, including dairy products, meat products, coffee beans, nuts, soybean and vegetable oils, sugar and other sweeteners, corn products and wheat to manufacture our products. In addition, we purchase and use significant quantities of resins and cardboard to package our products and natural gas to operate our facilities. We are also exposed to changes in oil prices, which influence both our packaging and transportation costs. Prices for commodities, other supplies, and energy are volatile and can fluctuate due to conditions that are difficult to predict, including global competition for resources, currency fluctuations, severe weather or global climate change, consumer, industrial or investment demand, and changes in governmental regulation and trade, alternative energy, and agricultural programs. Rising commodity, energy, and other input costs could materially and adversely affect our cost of operations, including the manufacture, transportation, and distribution of our products, which could materially and adversely affect our financial condition and operating results.
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
We depend on the skills, working relationships, and continued services of key personnel, including our experienced management team. In addition, our ability to achieve our operating goals depends on our ability to identify, hire, train, and retain qualified individuals. We compete with other companies both within and outside of our industry for talented personnel, and we may lose key personnel or fail to attract, train, and retain other talented personnel. Any such loss or failure could adversely affect our product sales, financial condition, and operating results.
Our geographic focus makes us particularly vulnerable to economic and other events and trends in North America.
We operate primarily in North America and, therefore, are particularly susceptible to adverse regulations, economic climate, consumer trends, market fluctuations, including commodity price fluctuations or supply shortages for certain of our key ingredients, and other adverse events that are specific to the United States and Canada. The concentration of our businesses in North America could present challenges and may increase the likelihood that an adverse event in North America would materially and adversely affect our product sales, financial condition, and operating results.
Changes in laws and regulations could increase our costs.
Our activities are highly regulated and subject to government oversight. Various federal, state, provincial, and local laws and regulations govern food and beverage production, storage, distribution, sales, and marketing, as well as licensing, trade, tax, and environmental matters. Governing bodies regularly issue new regulations and changes to existing regulations. Our need to comply with new or revised regulations or their interpretation and application could materially and adversely affect our product sales, financial condition, and operating results.

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
Selling products for human consumption involves inherent legal and other risks, including product contamination, spoilage, product tampering, allergens, or other adulteration. We could decide to, or be required to, recall products due to suspected or confirmed product contamination, adulteration, misbranding, tampering, or other deficiencies. Product recalls or market withdrawals could result in significant losses due to their costs, the destruction of product inventory, and lost sales due to the unavailability of the product for a period of time. We could be adversely affected if consumers lose confidence in the safety and quality of certain food products or ingredients, or the food safety system generally. Adverse attention about these types of concerns, whether or not valid, may damage our reputation, discourage consumers from buying our products, or cause production and delivery disruptions.
We may also suffer losses if our products or operations violate applicable laws or regulations, or if our products cause injury, illness, or death. In addition, our marketing could face claims of false or deceptive advertising or other criticism. A significant product liability or other legal judgment or a related regulatory enforcement action against us, or a significant product recall, may materially and adversely affect our reputation and profitability. Moreover, even if a product liability or fraud claim is unsuccessful, has no merit, or is not pursued, the negative publicity surrounding assertions against our products or processes could materially and adversely affect our product sales, financial condition, and operating results.
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
We sponsor a number of benefit plans for employees in the United States and Canada, including defined benefit pension plans, retiree health and welfare, active health care, severance, and other postemployment benefits. As of December 27, 2014, the projected benefit obligation of our defined benefit pension plans was $8.3 billion and these plans had assets of $7.2 billion. The difference between plan obligations and assets, or the funded status of the plans, significantly affects the net periodic benefit costs of our pension plans and the ongoing funding requirements of those plans. Among other factors, changes in interest rates, mortality rates, early retirement rates, investment returns, minimum funding requirements, and the market value of plan assets can affect the level of plan funding, cause volatility in the net periodic pension cost, and consequently volatility in our reported net income, and increase our future funding requirements. Legislative and other governmental regulatory actions may also increase funding requirements for our pension plans’ benefits obligation.
We estimate the 2015 pension contributions will be approximately $195 million. Volatile economic conditions increase the risk that we will be required to make additional cash contributions to the pension plans and recognize further increases in our net pension cost. A significant increase in our pension funding requirements could negatively affect our ability to invest in our business or pay dividends on our common stock.
Volatility in the market value of all or a portion of the derivatives we use to manage exposures to fluctuations in commodity prices may cause volatility in our operating results and net earnings.
We use commodity futures and options to partially hedge the price of certain input costs, including dairy products, coffee beans, meat products, wheat, corn products, soybean oils, sugar, and natural gas. For derivatives not designated as hedging instruments, changes in the values of these derivatives are currently recorded in earnings, resulting in volatility in both gross profits and net earnings. We report these gains and losses in cost of sales in our consolidated statements of earnings to the extent we utilize the underlying input in our manufacturing process. We report these gains and losses in the unallocated corporate items line in our segment operating results until we utilize the underlying input in our manufacturing process, at which time we reclassify the gains and losses to segment operating income. We may experience volatile earnings as a result of these accounting treatments.
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
Our indebtedness levels could impact our business.
As of December 27, 2014, we had total debt of approximately $10 billion. Our ability to make payments on and to refinance our indebtedness, including any future debt that we may incur, will depend on our ability to generate cash from operations, financings, or asset sales. Our ability to generate cash is subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond our control. We may not generate sufficient funds to service our debt and meet our business needs, such as funding working capital or the expansion of our operations. If we are not able to repay or refinance our debt as it becomes due, we may be forced to take disadvantageous actions, including reducing spending on marketing, retail trade incentives, advertising and product innovation, reducing financing in the future for working capital, capital expenditures and general corporate purposes, selling assets, or dedicating an unsustainable level of our cash flow from operations to the payment of principal and interest on our indebtedness. The lenders who hold our debt could also accelerate amounts due in the event that we default, which could potentially trigger a default or acceleration of the maturity of our other debt.
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
We also have 36 distribution centers, of which 33 are in the United States and three are in Canada. We own four and lease 32 of these distribution centers. These facilities are in good condition, and we believe they have sufficient capacity to meet our present distribution needs.
Item 3.  Legal Proceedings.
We are routinely involved in legal proceedings, claims, and governmental inquiries, inspections, or investigations (“Legal Matters”) arising in the ordinary course of our business.

We have been advised by the staff of the Commodity Futures Trading Commission (“CFTC”) that they are investigating activities related to the trading of December 2011 wheat futures contracts. These activities arose prior to the Spin-Off and involve the business now owned and operated by Mondelēz International or its affiliates. We are cooperating with the staff in its investigation. In October 2014, the staff advised us that the CFTC intends to commence a formal action. We and Mondelēz International continue to seek resolution of this matter. Our Separation and Distribution Agreement with Mondelēz International dated as of September 27, 2012, governs the allocation between Mondelēz International and us and, accordingly, Mondelēz International will predominantly bear the costs of this matter and any monetary penalties or other payments that the CFTC may impose. We do not expect this matter to have a material adverse effect on our financial condition or results of operations.
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
PART II
Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock is listed on the NASDAQ Global Select Market (“NASDAQ”). At February 10, 2015, there were approximately 65,000 holders of record of our common stock.
Information regarding our common stock high and low sales prices as reported on NASDAQ and dividends declared is included in Note 16, Quarterly Financial Data (Unaudited), to the consolidated financial statements.
Comparison of Cumulative Total Return
The following graph compares the cumulative total return on our common stock with the cumulative total return of the Standard & Poor’s 500 Index and our performance peer group index. This graph covers the period from September 17, 2012 (the first day our common stock began “when-issued” trading on the NASDAQ) through December 26, 2014 (the last trading day of our 2014 fiscal year). The graph shows total shareholder return assuming $100 was invested on September 17, 2012 and dividends were reinvested.

Date	Kraft Foods Group	S&P 500	Performance Peer Group	Former Performance Peer Group
September 17, 2012	$100.00	$100.00	$100.00	$100.00
December 28, 2012	99.59	96.64	98.42	102.40
December 27, 2013	125.20	129.60	124.25	136.73
December 26, 2014	154.53	150.02	143.14	159.03
In 2014, we selected a new Performance Peer Group, which is the same as our Compensation Benchmarking Peer Group and includes a broader spectrum of companies within our industry than in our Former Performance Peer Group. Our Performance Peer Group currently consists of the following companies: Altria Group Inc., Campbell Soup Company, Colgate-Palmolive Company, ConAgra Foods, Inc., General Mills, Inc., Hormel Foods Corporation, Kellogg Company, Keurig Green Mountain, Inc., Kimberly-Clark Corporation, McDonald’s Corporation, Mondelēz International, Inc., PepsiCo, Inc., The J.M. Smucker Company, Starbucks Corporation, The Coca-Cola Company, The Hershey Company, The Procter & Gamble Company, and Tyson Foods, Inc. Our Former Performance Peer Group consists of the companies in the Standard & Poor's Packaged Foods & Meats Index, as follows: Campbell Soup Company, ConAgra Foods, Inc., General Mills, Inc., The Hershey Company, Hormel Foods Corporation, Kellogg Company, Keurig Green Mountain, Inc., McCormick and Co. Inc., Mead Johnson Nutrition Company, Mondelēz International, Inc., The J.M. Smucker Company, and Tyson Foods, Inc. Companies included in the Standard & Poor's Packaged Foods & Meats Index change periodically. During 2014, Keurig Green Mountain, Inc. was added to the index and Archer Daniels Midland Company was excluded from the index.
The above performance graph shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act.
Issuer Purchases of Equity Securities during the Quarter ended December 27, 2014
Our share repurchase activity for the three months ended December 27, 2014 was:

	Total Number of Shares(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Dollar Value of Shares that May Yet be Purchased Under the Program(2)
9/28/2014 - 10/25/2014	1,812,616	$55.94	1,697,190
10/26/2014 - 11/22/2014	1,219,402	57.63	1,207,147
11/23/2014 - 12/27/2014	966,953	60.23	954,280	$2,254,120,747
For the Quarter Ended December 27, 2014	3,998,971	57.49	3,858,617
(1) Includes shares tendered by individuals who used shares to exercise options or to pay the related taxes for grants of restricted stock, restricted stock units, and performance based long-term incentive awards that vested.
(2) On December 17, 2013, our Board of Directors authorized a $3.0 billion share repurchase program with no expiration date. Under the share repurchase program, we are authorized to repurchase shares of our common stock in the open market or in privately negotiated transactions. The timing and amount of share repurchases are subject to management's evaluation of market conditions, applicable legal requirements, and other factors. We are not obligated to repurchase any shares of our common stock and may suspend the program at our discretion. As of December 27, 2014, we have repurchased approximately 13.1 million shares in the aggregate under this program since its inception.

Item 6.  Selected Financial Data.
Kraft Foods Group, Inc.
Selected Financial Data – Five Year Review

	December 27, 2014	December 28, 2013	December 29, 2012 (1)	December 31, 2011 (1)	December 31, 2010 (1)
		(in millions of dollars, except per share data)
Year Ended:
Net revenues	$18,205	$18,218	$18,271	$18,576	$17,739
Earnings from continuing operations	1,043	2,715	1,642	1,775	1,890
Earnings and gain from discontinued operations, net of income taxes	—	—	—	—	1,644
Net earnings	$1,043	$2,715	$1,642	$1,775	$3,534
Earnings from continuing operations per share(2):
Basic	$1.75	$4.55	$2.77	$3.00	$3.20
Diluted	$1.74	$4.51	$2.75	$3.00	$3.20
Net cash provided by operating activities	$2,020	$2,043	$3,035	$2,664	$828
Capital expenditures	535	557	440	401	448
Depreciation and amortization	385	393	428	364	354
As of:
Total assets	22,947	23,148	23,179	21,389	21,448
Long-term debt(3)	8,627	9,976	9,966	27	31
Total equity	4,365	5,187	3,572	16,588	17,037
Dividends declared per share	$2.15	$2.05	$0.50	$—	$—

(1)
Prior to the Spin-Off on October 1, 2012, our financial statements were prepared on a stand-alone basis and were derived from the consolidated financial statements and accounting records of Mondelēz International. Our financial statements for the years ended December 29, 2012, December 31, 2011 and December 31, 2010 included certain expenses of Mondelēz International that were allocated to us. These allocations were not necessarily indicative of the actual expenses we would have incurred as an independent public company or of the costs we will incur in the future, and may differ substantially from the allocations we agreed to in the various separation agreements.

(2)
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

(3)	Excludes current portion of long-term debt.
Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion should be read in conjunction with the other sections of this Annual Report on Form 10-K, including the consolidated financial statements and related notes contained in Item 8.
Description of the Company
We manufacture and market food and beverage products, including cheese, meats, refreshment beverages, coffee, packaged dinners, refrigerated meals, snack nuts, dressings, and other grocery products, primarily in the United States and Canada. Our product categories span breakfast, lunch, and dinner meal occasions.

Consolidated Results of Operations
Summary of Results

	For the Years Ended
	December 27, 2014	December 28, 2013	December 29, 2012	2014 v. 2013	2013 v. 2012
	(in millions, except per share data)
Net revenues	$18,205	$18,218	$18,271	(0.1)%	(0.3)%
Operating income	$1,890	$4,591	$2,670	(58.8)%	71.9%
Net earnings	$1,043	$2,715	$1,642	(61.6)%	65.3%
Diluted earnings per share	$1.74	$4.51	$2.75	(61.4)%	64.0%
Net Revenues

	For the Years Ended				For the Years Ended
	December 27, 2014	December 28, 2013	% Change		December 28, 2013	December 29, 2012	% Change
	(in millions)				(in millions)
Net revenues	$18,205	$18,218	(0.1)%		$18,218	$18,271	(0.3)%
Impact of foreign currency	156	—	0.9	pp	73	—	0.4	pp
Sales to Mondelēz International	(134)	(147)	0.1	pp	(147)	(114)	(0.2	)pp
Organic Net Revenues (1)	$18,227	$18,071	0.9%		$18,144	$18,157	(0.1)%
Net pricing			1.2	pp			(0.6	)pp
Volume/mix			(0.3	)pp			0.5	pp

(1)	Organic Net Revenues is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Year Ended December 27, 2014 compared to Year Ended December 28, 2013
Net revenues were essentially flat. Organic Net Revenues increased by 0.9%, despite economic and consumer trends that continue to pressure the North American food and beverage industry. While we realized the benefit of significant pricing actions, our results also reflected the volume loss impact of those pricing actions. Higher net pricing (1.2 pp) was driven by commodity costs (primarily dairy), partially offset by increased promotional activity in Meals & Desserts and Beverages. Unfavorable volume/mix (0.3 pp) was driven by Meals & Desserts, reflecting changing consumer preferences and increased competitive activity, and Cheese, reflecting the volume loss from higher net pricing, mostly offset by favorable volume/mix in all other reportable segments.
Year Ended December 28, 2013 compared to Year Ended December 29, 2012
Net revenues and Organic Net Revenues were essentially flat as lower net pricing was generally offset by favorable volume/mix. Lower net pricing (0.6 pp) was due primarily to increased competitive activity in Beverages and Enhancers & Snack Nuts, partially offset by higher net pricing in Meals & Desserts and Refrigerated Meals. Favorable volume/mix (0.5 pp) was driven primarily by base business growth, despite an unfavorable product line pruning impact of approximately one percentage point.

Operating Income

	Operating Income	Operating Income	2014 v. 2013		2013 v. 2012
	(in millions)		(percentage point)
Operating Income for the Years Ended December 28, 2013 and December 29, 2012	$4,591	$2,670
Change in volume/mix	(97)	40	(2.9	) pp	1.2	pp
Higher / (lower) net pricing	219	(109)	6.6	pp	(3.4	) pp
(Higher) / lower product costs	(173)	72	(5.2	) pp	2.3	pp
Lower selling, general and administrative expenses	200	131	6.1	pp	4.1	pp
Lower expenses for cost savings initiatives	183	13	6.1	pp	0.8	pp
Change in unrealized gains / losses on hedging activities	(100)	8	(3.1	) pp	0.2	pp
Change in market-based impacts to postemployment benefit plans	(2,902)	1,784	(65.4	) pp	67.2	pp
Change in other	(31)	(18)	(1.0	) pp	(0.5	) pp
Operating Income for the Years Ended December 27, 2014 and December 28, 2013	$1,890	$4,591	(58.8)%		71.9%
Year Ended December 27, 2014 compared to Year Ended December 28, 2013
Higher product costs were driven by higher commodity costs (primarily dairy and packaging materials), partially offset by lower manufacturing costs driven by net productivity and favorable retirement-related benefit adjustments primarily resulting from lower-than-expected claims experience in 2014.
Lower selling, general and administrative expenses were driven primarily by lower marketing spending.
Cost savings initiatives expenses were $107 million in 2014 compared to $290 million in 2013. Cost savings initiatives are related to reorganization activities including severance, asset disposals, and other activities that do not qualify for special accounting treatment as exit or disposal activities. Included within cost savings initiatives are activities related to the previously disclosed multi-year restructuring program. For additional information about cost savings initiatives, see Note 5, Cost Savings Initiatives, to the consolidated financial statements.
Unrealized gains / losses on hedging activities, which includes unrealized gains and losses on our derivatives not designated as hedging instruments as well as the ineffective portion of unrealized gains and losses on our derivatives designated as hedging instruments, amounted to losses of $79 million in 2014 compared to gains of $21 million in 2013.
The $2,902 million unfavorable change in market-based impacts to postemployment benefit plans reflects 2014 losses of $1,341 million compared to 2013 gains of $1,561 million. The 2014 losses were due primarily to a 70 basis point weighted average decrease in the discount rate and an unfavorable impact from updated mortality assumptions, partially offset by excess asset returns. The 2013 gains were driven by an 80 basis point weighted average increase in the discount rate and excess asset returns, partially offset by unfavorable changes in actuarial assumptions.
Year Ended December 28, 2013 compared to Year Ended December 29, 2012
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
The $1,784 million favorable change in market-based impacts to postemployment benefit plans was due to 2013 gains of $1,561 million versus 2012 losses of $223 million. The 2013 gains were primarily driven by an 80 basis point weighted average increase in the discount rate and excess asset returns, partially offset by unfavorable changes in actuarial assumptions. The 2012 losses were due to unfavorable changes in actuarial assumptions, partially offset by excess asset returns.

Net Earnings and Diluted Earnings per Share
Net earnings decreased 61.6% to $1,043 million in 2014 and increased 65.3% to $2,715 million in 2013.

	Diluted EPS	Diluted EPS
Diluted EPS for the Years Ended December 28, 2013 and December 29, 2012	$4.51	$2.75
Change in results from operations	0.16	0.14
Lower expenses for cost savings initiatives, net of taxes	0.18	0.02
Change in unrealized gains / losses on hedging activities	(0.11)	0.01
Change in market-based impacts to postemployment benefit plans, net taxes	(3.08)	1.90
Change in interest and other expense, net	0.02	(0.27)
Change in royalty income from Mondelēz International	—	(0.04)
Change in taxes	0.08	0.03
Change in other	(0.02)	(0.03)
Diluted EPS for the Years Ended December 27, 2014 and December 28, 2013	$1.74	$4.51
The increase in interest and other expense, net in 2013 compared to 2012 was due to the $6.0 billion debt issuance in June 2012, the $3.6 billion debt exchange in July 2012, and the $0.4 billion transfer of debt from Mondelēz International in October 2012. We incurred a full year of interest and other expense, net in 2013 compared to only a partial year in 2012 related to this debt.
Our effective tax rate was 25.8% in 2014, 33.6% in 2013, and 33.1% in 2012. See Note 12, Income Taxes, to the consolidated financial statements for a discussion of tax rates.
Results of Operations by Reportable Segment
We manage and report operating results through six reportable segments: Cheese, Refrigerated Meals, Beverages, Meals & Desserts, Enhancers & Snack Nuts, and Canada. Our remaining businesses, including our Foodservice and Exports businesses, are aggregated and disclosed as “Other Businesses”.

	For the Years Ended
	December 27, 2014	December 28, 2013	December 29, 2012
	(in millions)
Net revenues:
Cheese	$4,066	$3,925	$3,829
Refrigerated Meals	3,433	3,334	3,280
Beverages	2,627	2,681	2,718
Meals & Desserts	2,155	2,305	2,311
Enhancers & Snack Nuts	2,062	2,101	2,220
Canada	1,937	2,037	2,010
Other Businesses	1,925	1,835	1,903
Net revenues	$18,205	$18,218	$18,271

	For the Years Ended
	December 27, 2014	December 28, 2013	December 29, 2012
	(in millions)
Operating income:
Cheese	$656	$634	$618
Refrigerated Meals	378	329	379
Beverages	384	349	260
Meals & Desserts	611	665	712
Enhancers & Snack Nuts	577	529	592
Canada	370	373	301
Other Businesses	263	227	180
Market-based impacts to postemployment benefit plans	(1,341)	1,561	(223)
Certain other postemployment benefit plan income / (expense)	164	61	(82)
Unrealized (losses) / gains on hedging activities	(79)	21	13
General corporate expenses	(93)	(158)	(80)
Operating income	$1,890	$4,591	$2,670
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

•
Unrealized gains and losses on hedging activities (which are a component of cost of sales) in order to provide better transparency of our segment operating results. Unrealized gains and losses on hedging activities, which includes unrealized gains and losses on our derivatives not designated as hedging instruments as well as the ineffective portion of unrealized gains and losses on our derivatives designated as hedging instruments, are recorded in Corporate until realized. Once realized, the gains and losses are recorded within the applicable segment operating results.

•	Certain general corporate expenses (which are a component of selling, general and administrative expenses).
Cheese

	For the Years Ended			For the Years Ended
	December 27, 2014	December 28, 2013	% Change	December 28, 2013	December 29, 2012	% Change
	(in millions)			(in millions)
Net revenues	$4,066	$3,925	3.6%	$3,925	$3,829	2.5%
Organic Net Revenues(1)	4,021	3,874	3.8%	3,874	3,817	1.5%
Segment operating income	656	634	3.5%	634	618	2.6%

(1)	See the Non-GAAP Financial Measures section at the end of this item.
Year Ended December 27, 2014 compared to Year Ended December 28, 2013
Net revenues increased 3.6%, driven by higher commodity cost-driven pricing (6.4 pp), partially offset by unfavorable volume/mix (2.6 pp). Unfavorable volume/mix reflected volume loss from price increases, particularly in recipe cheese, sandwich cheese, and cream cheese, partially offset by an increase in shipments of snacking cheese following a 2013 recall.

Segment operating income increased 3.5% due to higher net pricing and lower spending on both cost savings initiatives and marketing activities. This increase was partially offset by record high dairy costs, unfavorable volume/mix, and higher manufacturing costs.
Year Ended December 28, 2013 compared to Year Ended December 29, 2012
Net revenues increased 2.5%, which included the impact of higher sales to Mondelēz International (1.0 pp). Organic Net Revenues increased 1.5%, driven primarily by favorable volume/mix (1.6 pp) as higher shipments of natural cheese and sandwich cheese were partially offset by lower shipments of snacking cheese, due in part to a voluntary string cheese recall.
Segment operating income increased 2.6% as lower marketing spending, lower overhead costs, favorable volume/mix, and lower manufacturing costs driven by net productivity were partially offset by increased commodity costs.
Refrigerated Meals

	For the Years Ended			For the Years Ended
	December 27, 2014	December 28, 2013	% Change	December 28, 2013	December 29, 2012	% Change
	(in millions)			(in millions)
Net revenues	$3,433	$3,334	3.0%	$3,334	$3,280	1.6%
Organic Net Revenues(1)	3,433	3,334	3.0%	3,334	3,280	1.6%
Segment operating income	378	329	14.9%	329	379	(13.2)%

(1)	See the Non-GAAP Financial Measures section at the end of this item.
Year Ended December 27, 2014 compared to Year Ended December 28, 2013
Net revenues increased 3.0%, as the business realized both higher net pricing (1.5 pp) and improved volume/mix (1.5 pp). Higher net pricing reflected commodity cost-driven pricing in both cold cuts and hot dogs, partially offset by lower net pricing in bacon. Favorable volume/mix was driven by higher shipments of bacon and lunch combinations, as well as the introduction of protein snacks, partially offset by unfavorable mix in cold cuts and lower shipments of hot dogs.
Segment operating income increased 14.9%, primarily due to lower manufacturing costs driven by net productivity and higher net pricing, partially offset by higher commodity costs and increased marketing investments primarily in new protein snacks and in lunch combinations.
Year Ended December 28, 2013 compared to Year Ended December 29, 2012
Net revenues increased 1.6%, driven primarily by higher net pricing (1.9 pp), primarily in bacon. Unfavorable volume/mix in cold cuts and meat alternatives driven by lower shipments was partially offset by gains in lunch combinations.
Segment operating income decreased 13.2%, as commodity cost increases and higher marketing spending in lunch combinations and cold cuts were partially offset by higher net pricing, lower manufacturing costs driven by net productivity and lower overhead costs.
Beverages

	For the Years Ended			For the Years Ended
	December 27, 2014	December 28, 2013	% Change	December 28, 2013	December 29, 2012	% Change
	(in millions)			(in millions)
Net revenues	$2,627	$2,681	(2.0)%	$2,681	$2,718	(1.4)%
Organic Net Revenues(1)	2,627	2,681	(2.0)%	2,681	2,718	(1.4)%
Segment operating income	384	349	10.0%	349	260	34.2%

(1)	See the Non-GAAP Financial Measures section at the end of this item.

Year Ended December 27, 2014 compared to Year Ended December 28, 2013
Net revenues decreased 2.0%, as lower net pricing (3.2 pp) was partially offset by favorable volume/mix (1.2 pp). Lower net pricing reflected increased promotional spending in refreshment beverages and lower net pricing in roast and ground coffee. Favorable volume/mix was driven by growth in on-demand coffee products and ready-to-drink beverages, partially offset by lower shipments of roast and ground coffee, reflecting a shift in consumer preferences, and liquid concentrates, reflecting market share losses.
Segment operating income increased 10.0%, due primarily to lower commodity costs, marketing spending, cost savings initiatives spending, and manufacturing costs driven by net productivity. This increase was partially offset by lower net pricing, reflecting a shift from marketing spending to promotional spending.
Year Ended December 28, 2013 compared to Year Ended December 29, 2012
Net revenues decreased 1.4%, due to lower net pricing (6.1 pp), partially offset by favorable volume/mix (4.7 pp). Lower net pricing was due primarily to lower net pricing in coffee, increased promotions in ready-to-drink beverages, and increased competitive activity in liquid concentrates. Favorable volume/mix was driven primarily by growth in new on-demand coffee and liquid concentrate products as well as higher shipments of ready-to-drink beverages, partially offset by lower shipments of powdered beverages.
Segment operating income increased 34.2%, due primarily to lower commodity costs, lower manufacturing costs driven by net productivity, favorable volume/mix, and lower overhead costs, partially offset by lower net pricing and higher marketing spending on new products.
Meals & Desserts

	For the Years Ended			For the Years Ended
	December 27, 2014	December 28, 2013	% Change	December 28, 2013	December 29, 2012	% Change
	(in millions)			(in millions)
Net revenues	$2,155	$2,305	(6.5)%	$2,305	$2,311	(0.3)%
Organic Net Revenues(1)	2,155	2,305	(6.5)%	2,305	2,311	(0.3)%
Segment operating income	611	665	(8.1)%	665	712	(6.6)%

(1)	See the Non-GAAP Financial Measures section at the end of this item.
Year Ended December 27, 2014 compared to Year Ended December 28, 2013
Net revenues decreased 6.5%, due to unfavorable volume/mix (4.6 pp) and lower net pricing (1.9 pp). Unfavorable volume/mix was due primarily to lower shipments of boxed dinners, refrigerated ready-to-eat desserts, and dry packaged desserts, resulting from changing consumer preferences and increased competitive activity in these categories. Lower net pricing primarily in refrigerated ready-to-eat desserts, dessert toppings, and macaroni and cheese was due to increased promotional activity.
Segment operating income decreased 8.1%, due primarily to lower net pricing, unfavorable volume/mix and higher commodity costs (primarily dairy and packaging materials), partially offset by lower marketing spending.
Year Ended December 28, 2013 compared to Year Ended December 29, 2012
Net revenues decreased 0.3%, due to unfavorable volume/mix (3.2 pp), partially offset by higher net pricing (2.9 pp). Unfavorable volume/mix was due primarily to lower shipments of refrigerated ready-to-eat desserts. Higher net pricing was driven primarily by pricing actions in macaroni and cheese and boxed dinners.
Segment operating income decreased 6.6%, due primarily to higher marketing spending as well as unfavorable volume/mix. This decrease was partially offset by higher net pricing in macaroni and cheese and boxed dinners and lower overhead costs.

Enhancers & Snack Nuts

	For the Years Ended			For the Years Ended
	December 27, 2014	December 28, 2013	% Change	December 28, 2013	December 29, 2012	% Change
	(in millions)			(in millions)
Net revenues	$2,062	$2,101	(1.9)%	$2,101	$2,220	(5.4)%
Organic Net Revenues(1)	2,062	2,093	(1.5)%	2,093	2,217	(5.6)%
Segment operating income	577	529	9.1%	529	592	(10.6)%

(1)	See the Non-GAAP Financial Measures section at the end of this item.
Year Ended December 27, 2014 compared to Year Ended December 28, 2013
Net revenues decreased 1.9%, including the impact of lower sales to Mondelēz International (0.4 pp). Organic Net Revenues decreased 1.5%, due primarily to lower net pricing (2.0 pp), partially offset by favorable volume/mix (0.5 pp). Lower net pricing was due primarily to increased promotional activity across the enhancers categories. Favorable volume/mix was driven by growth in snack nuts, partially offset by lower shipments of peanut butter.
Segment operating income increased 9.1%, due primarily to lower manufacturing costs driven by net productivity and lower spending on both marketing and cost savings initiatives, partially offset by lower net pricing.
Year Ended December 28, 2013 compared to Year Ended December 29, 2012
Net revenues decreased 5.4% due to lower net pricing (3.3 pp) and unfavorable volume/mix (2.3 pp). Lower net pricing was due primarily to increased competitive activity in spoonable and pourable dressings and commodity cost-driven pricing in snack nuts. Unfavorable volume/mix was due primarily to lower shipments of pourable and spoonable dressings, partially offset by higher shipments of snack nuts.
Segment operating income decreased 10.6%, due to lower net pricing and higher marketing spending across spoonable and pourable salad dressings and snack nuts, and unfavorable volume/mix. This decrease was partially offset by lower overhead costs and lower manufacturing costs driven by net productivity.
Canada

	For the Years Ended			For the Years Ended
	December 27, 2014	December 28, 2013	% Change	December 28, 2013	December 29, 2012	% Change
	(in millions)			(in millions)
Net revenues	$1,937	$2,037	(4.9)%	$2,037	$2,010	1.3%
Organic Net Revenues(1)	2,060	2,021	1.9%	2,086	2,006	4.0%
Segment operating income	370	373	(0.8)%	373	301	23.9%

(1)	See the Non-GAAP Financial Measures section at the end of this item.
Year Ended December 27, 2014 compared to Year Ended December 28, 2013
Net revenues decreased 4.9%, which included the unfavorable impact of foreign currency (6.8 pp). Organic Net Revenues increased 1.9%, as the business realized higher net pricing (1.2 pp) and favorable volume/mix (0.7 pp). Higher net pricing in cheese and coffee was partially offset by lower net pricing in refreshment beverages. Favorable volume/mix was driven by higher shipments of natural cheese and the launch of McCafé coffee, partially offset by lower shipments of processed cheese.
Segment operating income decreased 0.8%, due to higher commodity costs and an unfavorable impact of foreign currency, partially offset by lower marketing spending, higher net pricing and lower manufacturing costs driven by net productivity.

Year Ended December 28, 2013 compared to Year Ended December 29, 2012
Net revenues increased 1.3%, which included the unfavorable impacts of foreign currency (3.3 pp) and higher sales to Mondelēz International (0.6 pp). Organic Net Revenues increased 4.0%, driven by favorable volume/mix (5.3 pp), partially offset by lower net pricing (1.3 pp), primarily in peanut butter. Favorable volume/mix was driven by higher shipments of peanut butter and natural cheese as well as favorable mix from coffee.
Segment operating income increased 23.9%, driven primarily by favorable volume/mix, lower overhead costs, and lower commodity costs, partially offset by lower net pricing and higher investments in marketing driving volume/mix growth.
Other Businesses

	For the Years Ended			For the Years Ended
	December 27, 2014	December 28, 2013	% Change	December 28, 2013	December 29, 2012	% Change
	(in millions)			(in millions)
Net revenues	$1,925	$1,835	4.9%	$1,835	$1,903	(3.6)%
Organic Net Revenues(1)	1,869	1,763	6.0%	1,771	1,808	(2.0)%
Segment operating income	263	227	15.9%	227	180	26.1%

(1)	See the Non-GAAP Financial Measures section at the end of this item.
Year Ended December 27, 2014 compared to Year Ended December 28, 2013
Net revenues increased 4.9%, despite the impact of unfavorable foreign currency (0.9 pp). Organic Net Revenues increased 6.0%, driven by higher net pricing (3.9 pp) and favorable volume/mix (2.1 pp). Higher net pricing realized in our Foodservice business and higher shipments in our Exports business were partially offset by the unfavorable impact of planned Foodservice product line exits.
Segment operating income increased 15.9%, as higher net pricing, lower manufacturing costs driven by net productivity, and lower spending on cost savings initiatives were partially offset by increased commodity costs.
Year Ended December 28, 2013 compared to Year Ended December 29, 2012
Net revenues decreased 3.6%, which included the impacts of lower sales to Mondelēz International (1.1 pp) and unfavorable foreign currency (0.5 pp). Organic Net Revenues decreased 2.0%, due to unfavorable volume/mix (3.5 pp), partially offset by higher net pricing (1.5 pp), primarily in our Foodservice business. Unfavorable volume/mix was due primarily to Foodservice product line pruning, partially offset by higher shipments in our Exports business.
Segment operating income increased 26.1%, driven primarily by higher net pricing, lower manufacturing costs driven by net productivity, lower marketing spending, and favorable volume/mix due to growth in our Exports business. This increase was partially offset by higher commodity costs.
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
Principles of Consolidation:
The consolidated financial statements include Kraft Foods Group, as well as our wholly-owned subsidiaries. All intercompany transactions are eliminated. Our period end date for financial reporting purposes is the last Saturday of the fiscal year, which aligns with the financial close dates of our operating segments.
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
Revenue Recognition:
We recognize revenues when title and risk of loss pass to our customers. We record revenues net of consumer incentives and trade promotions and include all shipping and handling charges billed to customers. We also record provisions for estimated product returns and customer allowances as reductions to revenues within the same period that the revenue is recognized. We base these estimates principally on historical and current period experience, however, it is reasonably likely that actual experience will vary from the estimates we have made.
Marketing and Research and Development:
We promote our products with advertising and consumer promotions, consumer incentives, and trade promotions. Consumer incentives and trade promotions include, but are not limited to, discounts, coupons, rebates, in-store display incentives, and volume-based incentives. Consumer incentive and trade promotion activities are recorded as a reduction to revenues based on amounts estimated as being due to customers and consumers at the end of a period. We base these estimates principally on historical utilization and redemption rates.
For interim reporting purposes, we charge advertising and consumer promotion expenses to operations as a percentage of volume, based on estimated volume and related expense for the full year. We review and adjust these estimates each quarter based on actual experience and other information. Advertising expense was $652 million in 2014, $747 million in 2013, and $640 million in 2012. We record marketing expense in selling, general and administrative expense, except for consumer incentives and trade promotions, which are recorded in net revenues.
We expense costs as incurred for product research and development within selling, general and administrative expenses. Research and development expense was $149 million in 2014, $142 million in 2013, and $143 million in 2012. The amounts disclosed in prior periods have been revised to conform with the current year presentation.
Income Taxes:
We recognize income taxes based on amounts refundable or payable for the current year and record deferred tax assets or liabilities for any difference between accounting principles generally accepted in the United States of America (“U.S. GAAP”) and tax reporting. We also recognize deferred tax assets for temporary differences, operating loss carryforwards, and tax credit carryforwards. Inherent in determining our annual tax rate are judgments regarding business plans, planning opportunities, and expectations about future outcomes. Realization of certain deferred tax assets, primarily net operating loss and other carryforwards, is dependent upon generating sufficient taxable income in the appropriate jurisdiction prior to the expiration of the carryforward periods. See Note 12, Income Taxes, to the consolidated financial statements for additional information.
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
Goodwill and Intangible Assets:
We test goodwill and indefinite-lived intangible assets for impairment at least annually in the fourth quarter or when a triggering event occurs. The first step of the goodwill impairment test compares the reporting unit’s estimated fair value with its carrying value. We estimate a reporting unit’s fair value using planned growth rates, market-based discount rates, estimates of residual value, and estimates of market multiples. If the carrying value of a reporting unit’s net assets exceeds its fair value, the second step would be applied to measure the difference between the carrying value and implied fair value of goodwill. If the carrying value of goodwill exceeds its implied fair value, the goodwill would be considered impaired and reduced to its implied fair value.

We test indefinite-lived intangible assets for impairment by comparing the fair value of each intangible asset with its carrying value. We determine fair value of non-amortizing intangible assets using planned growth rates, market-based discount rates, and estimates of royalty rates. If the carrying value exceeds fair value, the intangible asset would be considered impaired and would be reduced to fair value.
There were no impairments of goodwill or intangible assets in 2014, 2013, or 2012. During our annual 2014 indefinite-lived intangible asset impairment test, we noted that a $958 million trademark and a $261 million trademark within our Enhancers business had excess fair values over their carrying values of less than 20%. While these trademarks passed the 2014 impairment test, if our projections of future operating income were to decline, or if valuation factors outside of our control, such as discount rates, change unfavorably, the estimated fair value of one or both of these trademarks could be adversely affected, leading to a potential impairment in the future.
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
For our postretirement plans, our 2015 health care cost trend rate assumption will be 6.91%. We established this rate based upon our most recent experience as well as our expectation for health care trend rates going forward. We anticipate that our health care cost trend rate assumption will be 5.00% by 2023. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects as of December 27, 2014:

	One-Percentage-Point
	Increase	Decrease
	(in millions)
Effect on annual service and interest cost	$25	$(20)
Effect on postretirement benefit obligation	433	(355)
Our 2015 discount rate assumption is 4.08% for our postretirement plans. Our 2015 discount rate assumption is 4.17% for our U.S. pension plans and 3.87% for our non-U.S. pension plans. We model these discount rates using a portfolio of high quality, fixed-income debt instruments with durations that match the expected future cash flows of the benefit obligations. Changes in our discount rates were primarily the result of changes in bond yields year-over-year.
Our 2015 expected rate of return on plan assets is 5.75% for our U.S. pension plans and 5.00% for our non-U.S. pension plans. We determine our expected rate of return on plan assets from the plan assets’ historical long-term investment performance, current and future asset allocation, and estimates of future long-term returns by asset class. We attempt to maintain our target asset allocation by rebalancing between asset classes as we make contributions and monthly benefit payments.

While we do not anticipate further changes in the 2015 assumptions for our U.S. and non-U.S. pension and postretirement health care plans, as a sensitivity measure, a fifty-basis point change in our discount rate or a fifty-basis point change in the actual rate of return on plan assets would have the following effects, increase / (decrease) in cost, as of December 27, 2014:

	U.S. Plans		Non-US. Plans
	Fifty-Basis-Point		Fifty-Basis-Point
	Increase	Decrease	Increase	Decrease
	(in millions)
Effect of change in discount rate on pension costs	$(499)	$562	$(99)	$111
Effect of change in actual rate of return on plan assets on pension costs	(29)	29	(7)	7
Effect of change in discount rate on postretirement health care costs	(205)	229	(13)	15
Prior to the Spin-Off, Mondelēz International provided defined benefit pension, postretirement health care, defined contribution, and multiemployer pension and medical benefits to our eligible employees and retirees. Our consolidated statements of earnings for the year ended December 29, 2012 included expense allocations for these benefits of $491 million through September 30, 2012, which were determined based on a review of personnel by business unit and based on allocations of corporate or other shared functional personnel. We consider the expense allocation methodology and results to be reasonable for all periods presented. These costs are reflected in cost of sales and selling, general and administrative expenses. These costs were funded through intercompany transactions with Mondelēz International and were reflected within the parent company investment equity balance.
New Accounting Pronouncements
See Note 1, Summary of Significant Accounting Policies, to the consolidated financial statements for a discussion of new accounting pronouncements.
Contingencies
See Note 11, Commitments and Contingencies, to the consolidated financial statements for a discussion of contingencies.
Commodity Trends
We purchase and use large quantities of commodities, including dairy products, meat products, coffee beans, nuts, soybean and vegetable oils, sugar and other sweeteners, corn products and wheat to manufacture our products. In addition, we purchase and use significant quantities of resins and cardboard to package our products and natural gas to operate our facilities. We continuously monitor worldwide supply and cost trends of these commodities.
During 2014, our aggregate commodity costs increased over the prior year, primarily as a result of record high dairy costs as well as increases in packaging materials, nuts and meat product costs, partially offset by lower costs of coffee beans, soybean and vegetable oils, sugar and flour and grain costs. Our commodity costs increased approximately $430 million in 2014 and approximately $120 million in 2013 compared to the prior year. We expect commodity cost volatility to continue in 2015. We manage commodity cost volatility primarily through pricing and risk management strategies. As a result of these risk management strategies, our commodity cost experience may not immediately correlate with market price trends.
Liquidity and Capital Resources
We believe that cash generated from our operating activities and our $3.0 billion revolving credit facility with our commercial paper program will provide sufficient liquidity to meet our working capital needs, expected cost savings initiatives expenditures, planned capital expenditures and contributions to our postemployment benefit plans, purchases under our discretionary share repurchase program, future contractual obligations, and payment of our anticipated quarterly dividends. We will use our cash on hand and our commercial paper program for daily funding requirements. Overall, we do not expect any negative effects on our funding sources that would have a material effect on our short-term or long-term liquidity.

Net Cash Provided by Operating Activities:
Operating activities provided net cash of $2.0 billion in 2014, $2.0 billion in 2013, and $3.0 billion in 2012. Net earnings in 2014 included significant unfavorable non-cash market-based impacts to postemployment benefit plans and the related deferred tax effects. Operating cash flows in 2014 also reflected lower pension contributions. Net earnings in 2013 included significant favorable non-cash market-based impacts and the related deferred tax effects. Operating cash flows in 2013 also reflected pension contributions of $611 million and working capital improvements.
Net Cash Used in Investing Activities:
Net cash used in investing activities was $535 million in 2014, $426 million in 2013, and $422 million in 2012, comprised mainly of capital expenditures. Our cash used in investing activities in 2013 also included the receipt of proceeds of $101 million from the sale-leaseback of our headquarters facilities. We expect 2015 capital expenditures to be approximately $550 million to $600 million, including capital expenditures required for our ongoing cost savings initiatives. We expect to fund these expenditures with cash from operations.
Net Cash Used in Financing Activities:
Net cash used in financing activities was $1.9 billion in 2014, $1.2 billion in 2013, and $1.4 billion in 2012. Net cash used in 2014 and 2013 was comprised mainly of dividend payments. In addition, in 2014 we spent $740 million to repurchase shares of our common stock under our share repurchase program, which was authorized by our Board of Directors in December 2013. The net cash used in 2012 primarily related to $7.2 billion of net transfers to Mondelēz International partially offset by the net proceeds we received from our $6.0 billion debt issuance.
Total Debt:
Our total debt was $10.0 billion at December 27, 2014 and December 28, 2013. The weighted average remaining term of our debt was 12.2 years at December 27, 2014. We have $1.4 billion of long-term debt maturing in the next 12 months that is classified as current. Our long-term debt contains customary representations, covenants, and events of default. We were in compliance with all covenants at December 27, 2014. We believe that cash on hand, cash flows from operations, and available short- and long-term debt financing will be adequate to meet our contractual obligations.
On May 29, 2014, we entered into a new $3.0 billion five-year senior unsecured revolving credit facility that expires on May 29, 2019 unless extended. The credit facility enables us to borrow up to $3.0 billion, which may be increased by up to $1.0 billion in the aggregate with the agreement of the lenders providing any increased commitments. All committed borrowings under the facility bear interest at a variable annual rate based on the London Inter-Bank Offered Rate or a defined base rate, at our election, plus an applicable margin based on the ratings of our long-term senior unsecured indebtedness. The credit facility requires us to maintain a minimum total shareholders’ equity (excluding accumulated other comprehensive income or losses and any income or losses recognized in connection with “mark-to-market” accounting in respect of pension and other retirement plans) of at least $2.4 billion and also contains customary representations, covenants, and events of default. At December 27, 2014 and for the year ended December 27, 2014, no amounts were drawn on this credit facility. The credit facility replaced our $3.0 billion five-year credit agreement dated as of May 18, 2012. We expect to use the credit facility for general corporate purposes, including for working capital purposes and to support our commercial paper issuances.
Off-Balance Sheet Arrangements and Aggregate Contractual Obligations
We have no material off-balance sheet arrangements other than the guarantees and contractual obligations that are discussed below.
As discussed in Note 11, Commitments and Contingencies, to the consolidated financial statements, we have third-party guarantees primarily covering long-term obligations related to leased properties. The carrying amount of our third-party guarantees was $22 million at December 27, 2014 and $24 million at December 28, 2013. The maximum potential payment under these guarantees was $42 million at December 27, 2014 and $53 million at December 28, 2013. Substantially all of these guarantees expire at various times through 2027.
In addition, we were contingently liable for guarantees related to our own performance totaling $87 million at December 27, 2014 and $86 million at December 28, 2013. These primarily include letters of credit related to dairy commodity purchases and other letters of credit.

Guarantees have not had, and we do not expect them to have, a material effect on our liquidity.
Aggregate Contractual Obligations:
The following table summarizes our contractual obligations at December 27, 2014.

	Payments Due
	Total	2015	2016-17	2018-19	2020 and Thereafter
	(in millions)
Long-term debt (1)	$10,046	$1,401	$1,002	$1,037	$6,606
Interest expense (2)	6,683	441	824	727	4,691
Capital leases (3)	38	7	12	7	12
Operating leases (4)	427	106	147	90	84
Purchase obligations: (5)
Inventory and production costs	2,242	1,578	664	—	—
Other	735	313	287	98	37
	2,977	1,891	951	98	37
Pension contributions (6)	995	195	400	400	—
Other long-term liabilities (7)	2,045	198	425	401	1,021
Total	$23,211	$4,239	$3,761	$2,760	$12,451

(1)	Amounts represent the expected cash payments of our long-term debt and do not include unamortized bond premiums or discounts.

(2)	Amounts represent the expected cash payments of our interest expense on our long-term debt.

(3)	Amounts represent the expected cash payments of our capital leases, including the expected cash payments of interest expense of approximately $8 million on our capital leases.

(4)	Operating leases represent the minimum rental commitments under non-cancelable operating leases.

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

(6)
We estimate that 2015 pension contributions would be approximately $195 million and approximately $200 million annually for the next four years thereafter. We cannot reasonably estimate our contributions to our pension plans beyond 2019.

(7)
Other long-term liabilities primarily consist of estimated future benefit payments for our postretirement health care plans through 2024 of approximately $2.0 billion. We are unable to reliably estimate the timing of the payments beyond 2024; as such, they are excluded from the above table. In addition, the following long-term liabilities included on the consolidated balance sheet are excluded from the table above: income taxes, insurance accruals, and other accruals. We are unable to reliably estimate the timing of the payments for these items. As of December 27, 2014, our total net liability for income taxes, including uncertain tax positions and associated accrued interest and penalties, was $279 million. We currently estimate paying up to approximately $187 million in the next 12 months related to our income tax obligations as of December 27, 2014.

Equity and Dividends
On December 17, 2013, our Board of Directors authorized a $3.0 billion share repurchase program with no expiration date. Under the share repurchase program, we are authorized to repurchase shares of our common stock in the open market or in privately negotiated transactions. The timing and amount of share repurchases are subject to management's evaluation of market conditions, applicable legal requirements, and other factors. We are not obligated to repurchase any shares of our common stock and may suspend the program at our discretion. As of December 27, 2014, we have repurchased approximately 13.1 million shares in the aggregate for approximately $746 million under this program since its inception.
See Note 8, Stock Plans, to the consolidated financial statements for a discussion of our share-based equity programs.

Dividends:
We paid dividends of $1,266 million in 2014 and $1,207 million in 2013. No dividends were paid in 2012. On December 16, 2014, our Board of Directors declared a cash dividend of $0.55 per share of common stock, which was paid on January 16, 2015 to shareholders of record on December 26, 2014. In connection with this dividend, we recorded $324 million of dividends payable as of December 27, 2014. The present annualized dividend rate is $2.20 per share of common stock. The declaration of dividends is subject to the discretion of our Board of Directors and depends on various factors, including our net earnings, financial condition, cash requirements, future prospects, and other factors that our Board of Directors deems relevant to its analysis and decision making.
Non-GAAP Financial Measures
To supplement our financial statements presented in accordance with U.S. GAAP, we present Organic Net Revenues, which is considered a non-GAAP financial measure. We define Organic Net Revenues as net revenues excluding the impact of transactions with Mondelēz International, acquisitions, divestitures (including the termination of a full line of business due to the loss of a licensing or distribution arrangement, and the complete exit of business out of a foreign country), currency and the 53rd week of shipments when it occurs. We calculate the impact of currency on net revenues by holding exchange rates constant at the previous year's exchange rate. We believe that presenting Organic Net Revenues is useful because it (1) provides both management and investors meaningful supplemental information regarding financial performance by excluding certain items, (2) permits investors to view our performance using the same tools that management uses to budget, make operating and strategic decisions, and evaluate our historical performance, and (3) otherwise provides supplemental information that may be useful to investors in evaluating us.
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

	2014 Compared to 2013
	Net Revenues	Impact of Currency	Sales to Mondelēz International	Organic Net Revenues
	(in millions)
Year Ended December 27, 2014
Cheese	$4,066	$—	$(45)	$4,021
Refrigerated Meals	3,433	—	—	3,433
Beverages	2,627	—	—	2,627
Meals & Desserts	2,155	—	—	2,155
Enhancers & Snack Nuts	2,062	—	—	2,062
Canada	1,937	139	(16)	2,060
Other Businesses	1,925	17	(73)	1,869
Total	$18,205	$156	$(134)	$18,227
Year Ended December 28, 2013
Cheese	$3,925	$—	$(51)	$3,874
Refrigerated Meals	3,334	—	—	3,334
Beverages	2,681	—	—	2,681
Meals & Desserts	2,305	—	—	2,305
Enhancers & Snack Nuts	2,101	—	(8)	2,093
Canada	2,037	—	(16)	2,021
Other Businesses	1,835	—	(72)	1,763
Total	$18,218	$—	$(147)	$18,071

	2013 Compared to 2012
	Net Revenues	Impact of Currency	Sales to Mondelēz International	Organic Net Revenues
	(in millions)
Year Ended December 28, 2013
Cheese	$3,925	$—	$(51)	$3,874
Refrigerated Meals	3,334	—	—	3,334
Beverages	2,681	—	—	2,681
Meals & Desserts	2,305	—	—	2,305
Enhancers & Snack Nuts	2,101	—	(8)	2,093
Canada	2,037	65	(16)	2,086
Other Businesses	1,835	8	(72)	1,771
Total	$18,218	$73	$(147)	$18,144
Year Ended December 29, 2012
Cheese	$3,829	$—	$(12)	$3,817
Refrigerated Meals	3,280	—	—	3,280
Beverages	2,718	—	—	2,718
Meals & Desserts	2,311	—	—	2,311
Enhancers & Snack Nuts	2,220	—	(3)	2,217
Canada	2,010	—	(4)	2,006
Other Businesses	1,903	—	(95)	1,808
Total	$18,271	$—	$(114)	$18,157
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
Value at Risk:
We use a value at risk (“VAR”) computation to estimate: (1) the potential one-day loss in pre-tax earnings of our commodity price and foreign currency-sensitive derivative financial instruments; and (2) the potential one-day loss in the fair value of our interest rate-sensitive financial instruments. We included our debt, commodity futures, forwards and options, foreign currency forwards, and interest rate swaps in our VAR computation. Excluded from the computation were anticipated transactions and foreign currency trade payables and receivables which the financial instruments are intended to hedge.
We made the VAR estimates assuming normal market conditions, using a 95% confidence interval. We used a “variance / co-variance” model to determine the observed interrelationships between movements in interest rates and various currencies. These interrelationships were determined by observing interest rate and forward currency rate movements over the prior quarter for the calculation of VAR amounts at December 27, 2014, and December 28, 2013, and over each of the four prior quarters for the calculation of average VAR amounts during each year. The values of commodity options do not change on a one-to-one basis with the underlying currency or commodity, and were valued accordingly in the VAR computation.
As of December 27, 2014 and December 28, 2013, the estimated potential one-day loss in pre-tax earnings from our commodity and foreign currency instruments and the estimated potential one-day loss in fair value of our interest rate-sensitive instruments, as calculated in the VAR model, were (in millions):

	Pre-Tax Earnings Impact				Fair Value Impact
	At 12/27/14	Average	High	Low	At 12/27/14	Average	High	Low
Instruments sensitive to:
Foreign currency rates	$1	$2	$2	$1
Commodity prices	9	13	18	9
Interest rates					$49	$35	$49	$27
	Pre-Tax Earnings Impact				Fair Value Impact
	At 12/28/13	Average	High	Low	At 12/28/13	Average	High	Low
Instruments sensitive to:
Foreign currency rates	$2	$2	$2	$2
Commodity prices	7	7	8	7
Interest rates					$32	$46	$71	$32
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

Item 8. Financial Statements and Supplementary Data.
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Kraft Foods Group, Inc.:
In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a) present fairly, in all material respects, the financial position of Kraft Foods Group, Inc. and its subsidiaries at December 27, 2014 and December 28, 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 27, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 27, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the Report of Management on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PRICEWATERHOUSECOOPERS LLP
Chicago, Illinois
February 19, 2015

Kraft Foods Group, Inc.
Consolidated Statements of Earnings
(in millions of U.S. dollars, except per share data)

	For the Years Ended
	December 27, 2014	December 28, 2013	December 29, 2012
Net revenues	$18,205	$18,218	$18,271
Cost of sales	13,360	11,395	12,499
Gross profit	4,845	6,823	5,772
Selling, general and administrative expenses	2,956	2,124	2,961
Asset impairment and exit costs	(1)	108	141
Operating income	1,890	4,591	2,670
Interest and other expense, net	(484)	(501)	(258)
Royalty income from Mondelēz International	—	—	41
Earnings before income taxes	1,406	4,090	2,453
Provision for income taxes	363	1,375	811
Net earnings	$1,043	$2,715	$1,642
Per share data:
Basic earnings per share	$1.75	$4.55	$2.77
Diluted earnings per share	$1.74	$4.51	$2.75
Dividends declared	$2.15	$2.05	$0.50
See accompanying notes to the consolidated financial statements.

Kraft Foods Group, Inc.
Consolidated Statements of Comprehensive Earnings
(in millions of U.S. dollars)

	For the Years Ended
	December 27, 2014	December 28, 2013	December 29, 2012
Net earnings	$1,043	$2,715	$1,642
Other comprehensive (losses) / earnings:
Currency translation adjustment	(91)	(68)	36
Postemployment benefits:
Prior service credits arising during the period	58	31	—
Amortization of prior service credits and other amounts reclassified from accumulated other comprehensive losses	(20)	(22)	(6)
Tax (expense) / benefit	(14)	(3)	2
Derivatives accounted for as hedges:
Net derivative gains / (losses)	90	33	(322)
Amounts reclassified from accumulated other comprehensive losses	(84)	4	112
Tax (expense) / benefit	(2)	(14)	80
Total other comprehensive losses	(63)	(39)	(98)
Comprehensive earnings	$980	$2,676	$1,544
See accompanying notes to the consolidated financial statements.

Kraft Foods Group, Inc.
Consolidated Balance Sheets
(in millions of U.S. dollars)

	December 27, 2014	December 28, 2013
ASSETS
Cash and cash equivalents	$1,293	$1,686
Receivables (net of allowances of $21 in 2014 and $26 in 2013)	1,080	1,048
Inventories	1,775	1,616
Deferred income taxes	384	360
Other current assets	259	198
Total current assets	4,791	4,908
Property, plant and equipment, net	4,192	4,115
Goodwill	11,404	11,505
Intangible assets, net	2,234	2,229
Other assets	326	391
TOTAL ASSETS	$22,947	$23,148
LIABILITIES
Current portion of long-term debt	$1,405	$4
Accounts payable	1,537	1,548
Accrued marketing	511	685
Accrued employment costs	163	184
Dividends payable	324	313
Accrued postretirement health care costs	192	197
Other current liabilities	641	479
Total current liabilities	4,773	3,410
Long-term debt	8,627	9,976
Deferred income taxes	340	662
Accrued pension costs	1,105	405
Accrued postretirement health care costs	3,399	3,080
Other liabilities	338	428
TOTAL LIABILITIES	18,582	17,961
Commitments and Contingencies (Note 11)
EQUITY
Common stock, no par value (5,000,000,000 shares authorized; 601,402,816 shares issued at December 27, 2014 and 596,843,449 at December 28, 2013)	—	—
Additional paid-in capital	4,678	4,434
Retained earnings	1,045	1,281
Accumulated other comprehensive losses	(562)	(499)
Treasury stock, at cost	(796)	(29)
TOTAL EQUITY	4,365	5,187
TOTAL LIABILITIES AND EQUITY	$22,947	$23,148
See accompanying notes to the consolidated financial statements.

Kraft Foods Group, Inc.
Consolidated Statements of Equity
(in millions of U.S. dollars, except per share data)

	Common Stock	Additional Paid-in Capital	Parent Company Investment	Retained Earnings / (Deficit)	Accumulated Other Comprehensive Losses	Treasury Stock	Total Equity
Balance at December 31, 2011	$—	$—	$16,713	$—	$(125)	$—	$16,588
Comprehensive earnings / (losses):
Net earnings	—	—	1,552	90	—	—	1,642
Other comprehensive losses, net of income taxes	—	—	—	—	(98)	—	(98)
Consummation of spin-off transaction on October 1, 2012	—	4,208	(7,670)	—	(233)	—	(3,695)
Net transfers to / from Mondelēz International	—	—	(10,595)	—	(4)	—	(10,599)
Exercise of stock options, issuance of other stock awards, and other	—	32	—	—	—	(2)	30
Dividends declared ($0.50 per share)	—	—	—	(296)	—	—	(296)
Balance at December 29, 2012	$—	$4,240	$—	$(206)	$(460)	$(2)	$3,572
Comprehensive earnings / (losses):
Net earnings	—	—	—	2,715	—	—	2,715
Other comprehensive losses, net of income taxes	—	—	—	—	(39)	—	(39)
Exercise of stock options, issuance of other stock awards, and other	—	194	—	—	—	(27)	167
Dividends declared ($2.05 per share)	—	—	—	(1,228)	—	—	(1,228)
Balance at December 28, 2013	$—	$4,434	$—	$1,281	$(499)	$(29)	$5,187
Comprehensive earnings / (losses):
Net earnings	—	—	—	1,043	—	—	1,043
Other comprehensive losses, net of income taxes	—	—	—	—	(63)	—	(63)
Exercise of stock options, issuance of other stock awards, and other	—	244	—	—	—	(21)	223
Repurchase of common stock under share repurchase program	—	—	—	—	—	(746)	(746)
Dividends declared ($2.15 per share)	—	—	—	(1,279)	—	—	(1,279)
Balance at December 27, 2014	$—	$4,678	$—	$1,045	$(562)	$(796)	$4,365
See accompanying notes to the consolidated financial statements.

Kraft Foods Group, Inc.
Consolidated Statements of Cash Flows
(in millions of U.S. dollars)

	For the Years Ended
	December 27, 2014	December 28, 2013	December 29, 2012
CASH PROVIDED BY / (USED IN) OPERATING ACTIVITIES
Net earnings	$1,043	$2,715	$1,642
Adjustments to reconcile net earnings to operating cash flows:
Depreciation and amortization	385	393	428
Stock-based compensation expense	95	65	54
Deferred income tax provision	(361)	708	470
Asset impairments	—	28	28
Market-based impacts to postemployment benefit plans	1,341	(1,561)	223
Other non-cash expense, net	67	138	159
Change in assets and liabilities:
Receivables, net	(22)	35	220
Inventories	(53)	235	21
Accounts payable	45	45	(241)
Other current assets	(41)	(9)	(61)
Other current liabilities	(164)	(217)	205
Change in pension and postretirement assets and liabilities, net	(315)	(532)	(113)
Net cash provided by operating activities	2,020	2,043	3,035
CASH (USED IN) / PROVIDED BY INVESTING ACTIVITIES
Capital expenditures	(535)	(557)	(440)
Proceeds from sale of property, plant and equipment	2	131	18
Other investing activities	(2)	—	—
Net cash used in investing activities	(535)	(426)	(422)
CASH (USED IN) / PROVIDED BY FINANCING ACTIVITIES
Dividends paid	(1,266)	(1,207)	—
Repurchase of common stock under share repurchase program	(740)	—	—
Proceeds from stock option exercises	115	96	14
Long-term debt proceeds	—	—	5,963
Net transfers to Mondelēz International	—	—	(7,210)
Other financing activities	25	(60)	(125)
Net cash used in financing activities	(1,866)	(1,171)	(1,358)
Effect of exchange rate changes on cash and cash equivalents	(12)	(15)	—
Cash and cash equivalents:
(Decrease) / increase	(393)	431	1,255
Balance at beginning of period	1,686	1,255	—
Balance at end of period	$1,293	$1,686	$1,255

Cash paid:
Interest	$487	$481	$152
Income taxes	$745	$799	$236
See accompanying notes to the consolidated financial statements.

Kraft Foods Group, Inc.
Notes to Consolidated Financial Statements
Note 1.  Summary of Significant Accounting Policies
Description of Business:
Kraft Foods Group, Inc. (“Kraft Foods Group,” “we,” “us,” and “our”) manufactures and markets food and beverage products, including cheese, meats, refreshment beverages, coffee, packaged dinners, refrigerated meals, snack nuts, dressings, and other grocery products, primarily in the United States and Canada. Our product categories span breakfast, lunch, and dinner meal occasions.
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
Principles of Consolidation:
The consolidated financial statements include Kraft Foods Group, as well as our wholly-owned subsidiaries. All intercompany transactions are eliminated. Our period end date for financial reporting purposes is the last Saturday of the fiscal year, which aligns with the financial close dates of our operating segments.
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
Use of Estimates:
We prepare our consolidated financial statements in accordance with U.S. GAAP, which requires us to make accounting policy elections, estimates, and assumptions that affect a number of amounts in our consolidated financial statements. We base our estimates on historical experience and other assumptions that we believe are reasonable. If actual amounts differ from estimates, we include the revisions in our consolidated results of operations in the period the actual amounts become known. Historically, the aggregate differences, if any, between our estimates and actual amounts in any year have not had a material effect on our consolidated financial statements.
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
Goodwill and Intangible Assets:
We test goodwill and indefinite-lived intangible assets for impairment at least annually in the fourth quarter or when a triggering event occurs. The first step of the goodwill impairment test compares the reporting unit’s estimated fair value with its carrying value. We estimate a reporting unit’s fair value using planned growth rates, market-based discount rates, estimates of residual value, and estimates of market multiples. If the carrying value of a reporting unit’s net assets exceeds its fair value, the second step would be applied to measure the difference between the carrying value and implied fair value of goodwill. If the carrying value of goodwill exceeds its implied fair value, the goodwill would be considered impaired and would be reduced to its implied fair value.

We test indefinite-lived intangible assets for impairment by comparing the fair value of each intangible asset with its carrying value. Fair value of indefinite-lived intangible assets is determined using planned growth rates, market-based discount rates, and estimates of royalty rates. If the carrying value exceeds fair value, the intangible asset would be considered impaired and would be reduced to fair value.

Estimating the fair value of individual reporting units or intangible assets requires us to make assumptions and estimates regarding our future plans, as well as industry and economic conditions. These assumptions and estimates include projected revenues and income, interest rates, cost of capital, royalty rate, and tax rates.
Insurance and Self-Insurance:
We use a combination of insurance and self-insurance for a number of risks, including workers' compensation, general liability, automobile liability, product liability, and our obligation for employee health care benefits. We estimate the liabilities associated with these risks by considering historical claims experience and other actuarial assumptions.
Revenue Recognition:
We recognize revenues when title and risk of loss pass to our customers. We record revenues net of consumer incentives and trade promotions and include all shipping and handling charges billed to customers. We also record provisions for estimated product returns and customer allowances as reductions to revenues within the same period that the revenue is recognized. We base these estimates principally on historical and current period experience, however, it is reasonably likely that actual experiences will vary from the estimates we make.
Marketing and Research and Development:
We promote our products with advertising and consumer promotions, consumer incentives, and trade promotions. Consumer incentives and trade promotions include, but are not limited to, discounts, coupons, rebates, in-store display incentives, and volume-based incentives. Consumer incentive and trade promotion activities are recorded as a reduction to revenues based on amounts estimated as being due to customers and consumers at the end of a period. We base these estimates principally on historical utilization and redemption rates.
For interim reporting purposes, we charge advertising and consumer promotion expenses to operations as a percentage of volume, based on estimated volume and related expense for the full year. We review and adjust these estimates each quarter based on actual experience and other information. Advertising expense was $652 million in 2014, $747 million in 2013, and $640 million in 2012. We record marketing expense in selling, general and administrative expense, except for consumer incentives and trade promotions, which are recorded in net revenues.
We expense costs as incurred for product research and development within selling, general and administrative expenses. Research and development expense was $149 million in 2014, $142 million in 2013, and $143 million in 2012. The amounts disclosed in prior periods have been revised to exclude market-based impacts to postemployment benefit plans and certain other costs that are not directly associated with our research and development activities. The impacts of these revisions to the disclosure were not material to any prior period.

Environmental Costs:
We are subject to various laws and regulations in the United States and Canada relating to the protection of the environment. We accrue for environmental remediation obligations on an undiscounted basis when amounts are probable and can be reasonably estimated. The accruals are adjusted based on new information or as circumstances change. We record recoveries of environmental remediation costs from third parties as assets when we believe these amounts are receivable. As of December 27, 2014, we were involved in 56 active proceedings in the United States under the Comprehensive Environmental Response, Compensation and Liability Act (and other similar state actions and legislation) related to our current operations and certain closed, inactive or divested operations for which we retain liability.
As of December 27, 2014, we had accrued an amount we deemed appropriate for environmental remediation. Based on information currently available, we believe that the ultimate resolution of existing environmental remediation actions and our compliance in general with environmental laws and regulations will not have a material effect on our financial condition or results from operations. However, we cannot quantify with certainty the potential impact of future compliance efforts and environmental remediation actions.
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
We account for defined benefit costs using a mark-to-market policy. Under this accounting method, we recognize net actuarial gains or losses and changes in the fair value of plan assets in cost of sales and selling, general and administrative expenses immediately upon remeasurement, which is at least annually.
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
Certain derivatives are designated as cash flow hedges and qualify for hedge accounting treatment, while others do not qualify and are marked to market through earnings. For cash flow hedges, changes in fair value are deferred in accumulated other comprehensive earnings / (losses) within equity until the underlying hedged items are recognized in net earnings. Accordingly, we record deferred cash flow hedge gains or losses in cost of sales when the related inventory is sold and in interest and other expense, net, when the related debt interest expense is recorded. Cash flows from derivative instruments are also classified in the same manner as the underlying hedged items in the consolidated statement of cash flows. For additional information on derivative activity within our operating results, see Note 10, Financial Instruments.
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
Unrealized gains and losses on our derivatives not designated as hedging instruments as well as the ineffective portion of unrealized gains and losses on our derivatives designated as hedging instruments, are recorded in

Corporate until realized. Once realized, the gains and losses are recorded within the applicable segment operating results.
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
Income Taxes:
We recognize income taxes based on amounts refundable or payable for the current year and record deferred tax assets or liabilities for any difference between U.S. GAAP accounting and tax reporting. We also recognize deferred tax assets for temporary differences, operating loss carryforwards, and tax credit carryforwards. Inherent in determining our annual tax rate are judgments regarding business plans, planning opportunities, and expectations about future outcomes. Realization of certain deferred tax assets, primarily net operating loss and other carryforwards, is dependent upon generating sufficient taxable income in the appropriate jurisdiction prior to the expiration of the carryforward periods. See Note 12, Income Taxes, for additional information.
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
New Accounting Pronouncements:
In April 2014, the Financial Accounting Standards Board (the "FASB") issued an accounting standard update ("ASU") that modified the criteria for reporting the disposal of a component of an entity as discontinued operations. In addition, the ASU requires additional disclosures about discontinued operations. The ASU will be effective for all disposals of components of an entity that occur during our fiscal year 2015 and thereafter. We do not expect the adoption of this guidance to have a material impact on our financial statements and related disclosures.
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
Note 2.  Inventories
Inventories at December 27, 2014 and December 28, 2013 were:

	December 27, 2014	December 28, 2013
	(in millions)
Raw materials	$481	$453
Work in process	296	294
Finished product	998	869
Inventories	$1,775	$1,616
Note 3.  Property, Plant and Equipment
Property, plant and equipment at December 27, 2014 and December 28, 2013 were:

	December 27, 2014	December 28, 2013
	(in millions)
Land	$79	$72
Buildings and improvements	1,881	1,806
Machinery and equipment	5,619	5,584
Construction in progress	464	360
	8,043	7,822
Accumulated depreciation	(3,851)	(3,707)
Property, plant and equipment, net	$4,192	$4,115
In 2013, we sold and leased back two of our headquarters facilities for a loss of approximately $36 million. We received net proceeds of $101 million in connection with the sales.
Note 4.  Goodwill and Intangible Assets
Goodwill by reportable segment at December 27, 2014 and December 28, 2013 was:

	December 27, 2014	December 28, 2013
	(in millions)
Cheese	$3,000	$3,000
Refrigerated Meals	985	985
Beverages	1,290	1,290
Meals & Desserts	1,572	1,572
Enhancers & Snack Nuts	2,644	2,644
Canada	1,051	1,141
Other Businesses	862	873
Goodwill	$11,404	$11,505
The change in Goodwill during 2014 of $101 million reflects the impact of foreign currency.
Intangible assets consist primarily of indefinite-lived trademarks. Amortizing intangible assets were insignificant in both periods presented.
We test goodwill and indefinite-lived intangible assets for impairment at least annually in the fourth quarter or when a triggering event occurs. There were no impairments of goodwill or intangible assets in 2014, 2013, or 2012. During our annual 2014 indefinite-lived intangible asset impairment test, we noted that a $958 million trademark and a $261 million trademark within our Enhancers business had excess fair values over their carrying values of less than 20%. While these trademarks passed the 2014 impairment test, if our projections of future operating income were to decline, or if valuation factors outside of our control, such as discount rates, change unfavorably, the estimated fair value of one or both of these trademarks could be adversely affected, leading to a potential impairment in the future.
Note 5.  Cost Savings Initiatives

Cost savings initiatives are related to reorganization activities including severance, asset disposals, and other activities. Included within cost savings initiatives are activities related to the previously disclosed multi-year restructuring program (the "Restructuring Program"), which we completed as of December 27, 2014.
Total Cost Savings Initiatives Expenses:
We recorded expenses related to our cost savings initiatives in the consolidated financial statements as follows:

	For the Years Ended
	December 27, 2014	December 28, 2013	December 29, 2012
	(in millions)
Restructuring costs - Asset impairment and exit costs	$(1)	$108	$141
Implementation costs - Cost of sales	12	77	97
Implementation costs - Selling, general and administrative expenses	—	65	34
Spin-Off transition costs - Selling, general and administrative expenses	4	32	31
Other cost savings initiatives expenses - Cost of sales	49	—	—
Other cost savings initiatives expenses - Selling, general and administrative expenses	43	8	—
	$107	$290	$303
Cost Savings Initiatives Expenses by Segment:
During 2014, 2013, and 2012, we recorded cost savings initiatives expenses within segment operating income as follows:

	For the Year Ended December 27, 2014
	Restructuring Program
	Restructuring Costs	Implementation Costs	Spin-Off Transition Costs	Other Cost Savings Initiatives Expenses	Total
	(in millions)
Cheese	$1	$6	$—	$12	$19
Refrigerated Meals	—	2	—	29	31
Beverages	(2)	1	—	9	8
Meals & Desserts	—	2	—	28	30
Enhancers & Snack Nuts	—	—	—	8	8
Canada	—	1	—	2	3
Other Businesses	—	—	—	3	3
Corporate expenses	—	—	4	1	5
Total	$(1)	$12	$4	$92	$107

	For the Year Ended December 28, 2013
	Restructuring Program
	Restructuring Costs	Implementation Costs	Spin-Off Transition Costs	Other Cost Savings Initiatives Expenses	Total
	(in millions)
Cheese	$26	$62	$—	$—	$88
Refrigerated Meals	18	17	—	—	35
Beverages	19	22	—	—	41
Meals & Desserts	14	12	—	—	26
Enhancers & Snack Nuts	12	12	—	—	24
Canada	10	7	—	—	17
Other Businesses	9	10	—	—	19
Corporate expenses	—	—	32	8	40
Total	$108	$142	$32	$8	$290

	For the Year Ended December 29, 2012
	Restructuring Program
	Restructuring Costs	Implementation Costs	Spin-Off Transition Costs	Other Cost Savings Initiatives Expenses	Total
	(in millions)
Cheese	$26	$72	$—	$—	$98
Refrigerated Meals	19	11	—	—	30
Beverages	44	19	—	—	63
Meals & Desserts	15	9	—	—	24
Enhancers & Snack Nuts	17	8	—	—	25
Canada	9	5	—	—	14
Other Businesses	11	7	—	—	18
Corporate expenses	—	—	31	—	31
Total	$141	$131	$31	$—	$303
Restructuring Program:
Our Restructuring Program included the following:

•	Restructuring costs that qualified for special accounting treatment as exit or disposal activities.

•
Implementation costs that were directly attributable to the Restructuring Program, but did not qualify for special accounting treatment as exit or disposal activities. These costs primarily related to reorganization costs associated with our sales function, our information systems infrastructure, and accelerated depreciation on assets.

•
Transition costs related to the Spin-Off. The Spin-Off transition costs were not allocated to the segments because they consisted mostly of professional service fees within our finance, legal, and information systems functions.

At December 27, 2014, we incurred Restructuring Program costs of $600 million since the inception of the Restructuring Program. We spent $291 million in cash. We spent cash related to our Restructuring Program of $30 million in 2014, $150 million in 2013, and $111 million in 2012. We did not incur any non-cash costs in 2014. We incurred non-cash costs of $157 million in 2013 and $151 million in 2012.

Restructuring Costs Liability:
At December 27, 2014, the restructuring costs liability balance within other current liabilities was as follows:

Severance and Related Costs
(in millions)
Liability balance, December 28, 2013	$19
Restructuring costs	(1)
Cash spent on restructuring costs	(12)
Foreign exchange	(1)
Liability balance, December 27, 2014	$5
Note 6. Debt
Borrowing Arrangements:
On May 29, 2014, we entered into a new $3.0 billion five-year senior unsecured revolving credit facility that expires on May 29, 2019 unless extended. The credit facility enables us to borrow up to $3.0 billion, which may be increased by up to $1.0 billion in the aggregate with the agreement of the lenders providing any increased commitments. All committed borrowings under the facility bear interest at a variable annual rate based on the London Inter-Bank Offered Rate or a defined base rate, at our election, plus an applicable margin based on the ratings of our long-term senior unsecured indebtedness. The credit facility requires us to maintain a minimum total shareholders’ equity (excluding accumulated other comprehensive income or losses and any income or losses recognized in connection with “mark-to-market” accounting in respect of pension and other retirement plans) of at least $2.4 billion and also contains customary representations, covenants, and events of default. At December 27, 2014 and for the year ended December 27, 2014, no amounts were drawn on this credit facility. The credit facility replaced our $3.0 billion five-year credit agreement dated as of May 18, 2012.
Long-Term Debt:
Our long-term debt consists of the following at December 27, 2014 and December 28, 2013:

	December 27, 2014	December 28, 2013	Maturity Date	Fixed Interest Rate	Payment Period
	(in millions)
Senior unsecured notes	$1,000	$1,000	June 4, 2015	1.625%	Semiannually
Senior unsecured notes	400	400	June 15, 2015	7.550%	Semiannually
Senior unsecured notes	1,000	1,000	June 5, 2017	2.250%	Semiannually
Senior unsecured notes	1,035	1,035	August 23, 2018	6.125%	Semiannually
Senior unsecured notes	900	900	February 10, 2020	5.375%	Semiannually
Senior unsecured notes	2,000	2,000	June 6, 2022	3.500%	Semiannually
Senior unsecured notes	878	878	January 26, 2039	6.875%	Semiannually
Senior unsecured notes	787	787	February 9, 2040	6.500%	Semiannually
Senior unsecured notes	2,000	2,000	June 4, 2042	5.000%	Semiannually
Capital lease obligations	30	31
Other	2	(51)
Total debt	10,032	9,980
Current portion of long-term debt	(1,405)	(4)
Total long-term debt	$8,627	$9,976

At December 27, 2014, aggregate maturities of our long-term debt were (in millions):

2015	$1,406
2016	6
2017	1,006
2018	1,039
2019	3
Thereafter	6,616
Our long-term debt contains customary representations, covenants, and events of default. We were in compliance with all covenants at December 27, 2014.
Fair Value of Our Debt:
At December 27, 2014, the aggregate fair value of our total debt was $11.0 billion as compared with the carrying value of $10.0 billion. We determined the fair value of our long-term debt using Level 1 quoted prices in active markets for the publicly traded debt obligations.
Interest and Other Expense, Net:
Interest and other expense, net was $484 million in 2014, $501 million in 2013, and $258 million in 2012. Other expense within interest and other expense, net was insignificant for all periods presented.
Note 7.  Capital Stock
Our Amended and Restated Articles of Incorporation authorize the issuance of up to 5.0 billion shares of common stock and 500 million shares of preferred stock.
Shares of common stock issued, in treasury and outstanding were:

	Shares Issued	Treasury Shares	Shares Outstanding
Consummation of Spin-Off on October 1, 2012	592,257,298	—	592,257,298
Exercise of stock options, issuance of other stock awards and other	526,398	(19,988)	506,410
Balance at December 29, 2012	592,783,696	(19,988)	592,763,708
Exercise of stock options, issuance of other stock awards and other	4,059,753	(589,011)	3,470,742
Balance at December 28, 2013	596,843,449	(608,999)	596,234,450
Shares of common stock repurchased	—	(13,073,863)	(13,073,863)
Exercise of stock options, issuance of other stock awards and other	4,559,367	(388,010)	4,171,357
Balance at December 27, 2014	601,402,816	(14,070,872)	587,331,944
At December 27, 2014, we had approximately 0.3 million shares of restricted stock outstanding that were issued to current and former employees. There were no preferred shares issued or outstanding at December 27, 2014, December 28, 2013 or December 29, 2012.
On December 17, 2013, our Board of Directors authorized a $3.0 billion share repurchase program with no expiration date. Under the share repurchase program, we are authorized to repurchase shares of our common stock in the open market or in privately negotiated transactions. The timing and amount of share repurchases are subject to management's evaluation of market conditions, applicable legal requirements, and other factors. We are not obligated to repurchase any shares of our common stock and may suspend the program at our discretion. In 2014, we repurchased approximately 13.1 million shares in the aggregate for approximately $746 million under this program. Approximately $6 million of the $746 million was accrued at December 27, 2014 and settled in the subsequent month. No shares were repurchased under this program in 2013.

Note 8.  Stock Plans
Under the Kraft Foods Group, Inc. 2012 Performance Incentive Plan (the "2012 Plan"), we may grant eligible employees awards of stock options, stock appreciation rights, restricted stock, and restricted stock units (“RSUs”) as well as performance based long-term incentive awards (“Performance Shares”). In addition, we may grant shares of our common stock to members of the Board of Directors who are not our full-time employees under the 2012 Plan. We are authorized to issue a maximum of 72.0 million shares of our common stock under the 2012 Plan. Stock options and stock appreciation rights granted under the plan reduce the authorized shares available for issue at a ratio of one share per award granted. All other awards granted, such as restricted stock, RSUs, and Performance Shares, reduce the authorized shares available for issue at a ratio of three shares per award granted. At December 27, 2014, there were 32,293,456 shares available to be granted under the 2012 Plan. All stock awards are issued to employees from authorized shares of common stock.
Stock Options:
Stock options are granted with an exercise price equal to the market value of the underlying stock on the grant date, generally become exercisable in three annual installments beginning on the first anniversary of the grant date, and have a maximum term of ten years.
We account for our employee stock options under the fair value method of accounting using a modified Black-Scholes methodology to measure stock option expense at the grant date. The grant date fair value is amortized to expense over the vesting period. We recorded compensation expense related to stock options of $18 million in 2014, $18 million in 2013, and $5 million in 2012 subsequent to the Spin-Off. The deferred tax benefit recorded related to this compensation expense was $6 million in 2014, $6 million in 2013, and $2 million in 2012. The unamortized compensation expense related to our outstanding stock options was $15 million at December 27, 2014 and is expected to be recognized over a weighted average period of two years. Our weighted average Black-Scholes fair value assumptions were as follows:

	Risk-Free Interest Rate	Expected Life	Expected Volatility	Expected Dividend Yield	Grant Date Fair Value
Kraft Foods Group grants
2014	1.84%	6 years	19.33%	3.57%	$6.16
2013	1.04%	6 years	19.40%	4.26%	$4.41
Mondelēz International grants
2012	1.16%	6 years	20.13%	3.08%	$4.78
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
The stock option awards granted in 2012 were prior to the Spin-Off. Therefore, we estimated the value of those awards based on Mondelēz International’s share price and assumptions.
A summary of stock option activity related to our shares for both our and Mondelēz International employees for the year ended December 27, 2014 is presented below. Stock option activity for the year ended December 27, 2014 was:

	Options Outstanding	Weighted Average Exercise Price	Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance at December 28, 2013	16,320,655	$35.26
Options granted	2,601,423	55.26
Options exercised	(3,610,773)	32.08
Options canceled	(441,139)	44.39
Balance at December 27, 2014	14,870,166	39.26	7 years	$367	million
Exercisable at December 27, 2014	9,666,165	34.02	6 years	$289	million

All awards granted prior to the Spin-Off have been adjusted to reflect the conversion as of the Spin-Off. With respect to the Mondelēz International stock options granted prior to the Spin-Off, the converted options retained the vesting schedule and expiration date of the original stock options.
The total intrinsic value of our stock options exercised was $93 million in 2014, $69 million in 2013, and $8 million in 2012 subsequent to the Spin-Off. Cash received from options exercised was $115 million in 2014, $96 million in 2013, and $15 million in 2012. The incremental tax benefit realized for the tax deductions from the option exercises totaled $22 million in 2014, $20 million in 2013, and $1 million in 2012.
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
The grant date fair value of the restricted stock, RSUs, and Performance Shares is amortized to earnings over the restriction period. We recorded compensation expense related to restricted stock, RSUs, and Performance Shares of $77 million in 2014, $47 million in 2013, and $11 million in 2012 subsequent to the Spin-Off. The deferred tax benefit recorded related to this compensation expense was $28 million in 2014, $17 million in 2013, and $4 million in 2012. The unamortized compensation expense related to our restricted stock, RSUs, and Performance Shares was $97 million at December 27, 2014 and is expected to be recognized over a weighted average period of two years.
Our restricted stock, RSU, and Performance Share activity for the year ended December 27, 2014 was:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Balance at December 28, 2013	4,149,797	$44.99
Granted	1,697,965	57.49
Vested	(1,424,627)	36.49
Forfeited	(365,483)	51.52
Balance at December 27, 2014	4,057,652	52.62
In February 2014, as part of our equity compensation program:

•	We granted 0.5 million RSUs with a grant date fair value of $55.17 per share.

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

Also during 2014, we granted 0.3 million off-cycle RSUs and Performance Shares with a weighted average grant date fair value per share of $56.80.
During 2014, 1.4 million shares of restricted stock, RSUs, and Performance Shares vested with an aggregate fair value of $79 million.
Prior to the Spin-Off, our employees participated in various Mondelēz International stock-based compensation plans. As such, we were allocated stock-based compensation expense of $39 million in 2012 associated with these plans. In connection with the Spin-Off, we were required to reimburse Mondelēz International for their stock awards that were granted to our employees, and Mondelēz International was required to reimburse us for our stock awards that were granted to their employees. We settled the net amount we owed for this reimbursement of $55 million in March 2013.
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

•
Postretirement benefits – Our U.S. and Canadian subsidiaries provide health care and other postretirement benefits to most retirees. U.S. salaried and non-union hourly employees hired prior to 2004 and non-U.S. salaried and non-union hourly employees hired prior to 2007 are eligible to participate in our U.S. postretirement benefit plans. The postretirement benefits of our unionized workers are in accordance with the applicable collective bargaining agreement covering their employment.

•
Other postemployment benefits – Our other postemployment benefits consist primarily of severance. These plans cover most salaried and certain hourly employees, and their cost is charged to expense over the working life of the covered employees.

Pension Plans
Obligations and Funded Status:
The projected benefit obligations, plan assets, and funded status of our pension plans at December 27, 2014 and December 28, 2013 were:

	U.S. Plans		Non-U.S. Plans
	December 27, 2014	December 28, 2013	December 27, 2014	December 28, 2013
	(in millions)
Benefit obligation at beginning of year	$5,978	$7,130	$1,267	$1,418
Service cost	84	100	14	21
Interest cost	287	287	55	55
Benefits paid	(518)	(316)	(80)	(79)
Actuarial losses / (gains)	1,160	(778)	153	(47)
Plan amendments	16	9	—	—
Currency	—	—	(101)	(98)
Settlements	(13)	(512)	—	—
Curtailments	—	(3)	—	(9)
Special termination benefits	—	61	—	1
Other	—	—	4	5
Benefit obligation at end of year	6,994	5,978	1,312	1,267
Fair value of plan assets at beginning of year	5,721	5,460	1,253	1,089
Actual return on plan assets	629	654	194	144
Contributions	145	435	16	181
Benefits paid	(518)	(316)	(80)	(79)
Currency	—	—	(101)	(82)
Settlements	(13)	(512)	—	—
Fair value of plan assets at end of year	5,964	5,721	1,282	1,253
Net pension liability recognized at end of year	$(1,030)	$(257)	$(30)	$(14)
The accumulated benefit obligation, which represents benefits earned to the measurement date, was $6,777 million at December 27, 2014 and $5,781 million at December 28, 2013 for the U.S. pension plans. The accumulated benefit obligation for the non-U.S. pension plans was $1,231 million at December 27, 2014 and $1,191 million at December 28, 2013.
The combined U.S. and non-U.S. pension plans resulted in a net pension liability of $1,060 million at December 27, 2014 and $271 million at December 28, 2013. We recognized these amounts in our consolidated balance sheets at December 27, 2014 and December 28, 2013 as follows:

	December 27, 2014	December 28, 2013
	(in millions)
Other assets	$64	$162
Other current liabilities	(19)	(28)
Accrued pension costs	(1,105)	(405)
	$(1,060)	$(271)

Certain of our U.S. and non-U.S. plans are underfunded based on accumulated benefit obligations in excess of plan assets. For these plans, the projected benefit obligations, accumulated benefit obligations, and the fair value of plan assets at December 27, 2014 and December 28, 2013 were:

	U.S. Plans		Non-U.S. Plans
	December 27, 2014	December 28, 2013	December 27, 2014	December 28, 2013
	(in millions)
Projected benefit obligation	$6,994	$203	$55	$52
Accumulated benefit obligation	6,777	186	50	44
Fair value of plan assets	5,964	17	—	—
We used the following weighted average assumptions to determine our benefit obligations under the pension plans at December 27, 2014 and December 28, 2013:

	U.S. Plans		Non-U.S. Plans
	December 27, 2014	December 28, 2013	December 27, 2014	December 28, 2013
Discount rate	4.17%	4.94%	3.87%	4.56%
Rate of compensation increase	4.00%	4.00%	3.00%	3.00%
Components of Net Pension Cost / (Benefit):
Net pension cost / (benefit) consisted of the following for the years ended December 27, 2014, December 28, 2013, and December 29, 2012:

	U.S. Plans			Non-U.S. Plans
	For the Years Ended			For the Years Ended
	December 27, 2014	December 28, 2013	December 29, 2012	December 27, 2014	December 28, 2013	December 29, 2012
	(in millions)
Service cost	$84	$100	$32	$14	$21	$12
Interest cost	287	287	70	55	55	32
Expected return on plan assets	(325)	(315)	(105)	(60)	(57)	(43)
Actuarial losses / (gains)	783	(1,154)	(41)	12	(128)	28
Amortization of prior service costs	5	4	1	—	—	—
Settlements	2	69	—	—	—	—
Curtailments	3	(3)	—	—	(9)	—
Special termination benefits	—	61	—	—	1	—
Net pension cost / (benefit)	$839	$(951)	$(43)	$21	$(117)	$29
We remeasure all of our postemployment benefit plans at least annually at the end of our fiscal year. We define the costs or benefits resulting from the change in discount rates, the difference between our estimated and actual return on plan assets, and other assumption changes driven by changes in the law or other external factors as market-based impacts from postemployment benefit plans. Market-based impacts are included in actuarial losses / (gains) and in settlements in the table above. We disclose market-based impacts separately in order to provide additional transparency of our operating results.
The remeasurement as of December 27, 2014, resulted in an aggregate expense from market-based impacts of $784 million primarily driven by a 75 basis point weighted average decrease in the discount rate and a $429 million impact from the adoption of the new Society of Actuaries RP-2014 mortality tables, partially offset by excess asset returns. We recorded $477 million of the expense from market-based impacts in cost of sales and $307 million in selling, general and administrative expenses in accordance with our policy for allocating employee costs.
The remeasurement as of December 28, 2013, resulted in an aggregate benefit from market-based impacts of $1,268 million primarily driven by an 80 basis point weighted average increase in the discount rate and excess asset returns. We recorded $707 million of the benefit from market-based impacts in cost of sales and $561 million in selling, general and administrative expenses. The annual remeasurement resulted in a benefit from market-based impacts of $29 million as of December 29, 2012.
In addition, as a result of the December 28, 2013 remeasurement, we capitalized an aggregate benefit of $34 million from market-based impacts related to our pension plans into inventory consistent with our capitalization policy. During 2014, the entire benefit previously capitalized was recognized in cost of sales. At December 27, 2014, we capitalized an aggregate expense of $41 million from market-based impacts into inventory.
Net pension costs included settlement losses of $69 million in 2013 related to retiring employees who elected lump-sum payments. Net pension costs also included special termination benefits associated with our voluntary early retirement program of $62 million in 2013, which were included in our Restructuring Program.
As of December 27, 2014, we expected to amortize an estimated $7 million of prior service costs from accumulated other comprehensive earnings / (losses) into net periodic pension cost for the combined U.S. and non-U.S. pension plans during 2015.
We used the following weighted average assumptions to determine our net pension cost for the years ended December 27, 2014, December 28, 2013, and December 29, 2012:

	U.S. Plans			Non-U.S. Plans
	December 27, 2014	December 28, 2013	December 29, 2012	December 27, 2014	December 28, 2013	December 29, 2012
Discount rate	4.86%	4.34%	3.85%	4.56%	4.00%	4.03%
Expected rate of return on plan assets	5.75%	5.75%	8.00%	5.00%	5.00%	7.04%
Rate of compensation increase	4.00%	4.00%	4.00%	3.00%	3.00%	3.00%
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
Plan Assets:
The fair value of pension plan assets at December 27, 2014 was determined using the following fair value measurements:

Asset Category	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Non-U.S. equity securities	$544	$526	$18	$—
Pooled funds equity securities	2,694	6	2,688	—
Total equity securities	3,238	532	2,706	—
Government bonds	776	625	151	—
Pooled funds fixed-income securities	876	—	876	—
Corporate bonds and other fixed-income securities	2,061	—	2,061	—
Total fixed-income securities	3,713	625	3,088	—
Real estate	235	—	—	235
Certain insurance contracts	53	—	—	53
Other	7	7	—	—
Total	$7,246	$1,164	$5,794	$288

The fair value of pension plan assets at December 28, 2013 was determined using the following fair value measurements:

Asset Category	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Non-U.S. equity securities	$645	$645	$—	$—
Pooled funds equity securities	3,123	6	3,117	—
Total equity securities	3,768	651	3,117	—
Government bonds	719	621	98	—
Pooled funds fixed-income securities	642	—	642	—
Corporate bonds and other fixed-income securities	1,566	1	1,565	—
Total fixed-income securities	2,927	622	2,305	—
Real estate	214	—	—	214
Certain insurance contracts	57	—	—	57
Other	8	8	—	—
Total	$6,974	$1,281	$5,422	$271
Fair value measurements:

•	Level 1 – includes primarily non-U.S. equity securities and certain government bonds valued using quoted prices in active markets.

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

•
Level 3 – includes primarily real estate and certain insurance contracts valued using unobservable inputs that reflect the plans’ assumptions that market participants would use in pricing the assets, based on the best information available. Fair value estimates for real estate investments are calculated using the present value of future cash flows expected to be received from the investments, based on valuation methodologies such as appraisals, local market conditions, and current and projected operating performance. Fair value estimates for certain insurance contracts are reported at contract value.

Changes in our Level 3 plan assets, which are recorded in operations, for the year ended December 27, 2014 included:

Asset Category	December 28, 2013 Balance	Net Realized and Unrealized Gains/(Losses)	Net Purchases, Issuances and Settlements	Net Transfers Into/(Out of) Level 3	December 27, 2014 Balance
	(in millions)
Real estate	$214	$22	$(1)	$—	$235
Certain insurance contracts	57	1	(5)	—	53
Total Level 3 investments	$271	$23	$(6)	$—	$288

Changes in our Level 3 plan assets, which are recorded in operations, for the year ended December 28, 2013 included:

Asset Category	December 29, 2012 Balance	Net Realized and Unrealized Gains/(Losses)	Net Purchases, Issuances and Settlements	Net Transfers Into/(Out of) Level 3	December 28, 2013 Balance
	(in millions)
Corporate bonds and other fixed-income securities	$7	$—	$(2)	$(5)	$—
Real estate	186	27	1	—	214
Certain insurance contracts	66	4	(13)	—	57
Total Level 3 investments	$259	$31	$(14)	$(5)	$271
The percentage of fair value of pension plan assets at December 27, 2014 and December 28, 2013 was:

	U.S. Plans		Non-U.S. Plans
Asset Category	December 27, 2014	December 28, 2013	December 27, 2014	December 28, 2013
Equity securities	44%	52%	48%	61%
Fixed-income securities	51%	43%	51%	38%
Real estate	4%	4%	—%	—%
Certain insurance contracts and other	1%	1%	1%	1%
Total	100%	100%	100%	100%
During 2013, we began a new liability-driven investment strategy for pension assets. This strategy, which will be phased in over time, better aligns our pension assets with the projected benefit obligation to reduce volatility by targeting an investment of approximately 80% of our U.S. plan assets in fixed-income securities and approximately 20% in equity securities. The strategy uses actively managed and indexed U.S. investment grade fixed-income securities (which constitute 97% or more of fixed-income securities) with lesser allocations to high yield fixed-income securities, indexed U.S. equity securities, and actively managed and indexed international equity securities.
For pension plans outside the U.S., the investment strategy is subject to local regulations and the asset / liability profiles of the plans in each individual country. In aggregate, the long-term asset allocation targets of our non-U.S. plans are broadly characterized as a mix of 70% fixed-income securities and 30% equity securities.
We attempt to maintain our target asset allocation by rebalancing between asset classes as we make contributions and monthly benefit payments.
Employer Contributions:
We estimate that 2015 pension contributions will be approximately $170 million to our U.S. plans and approximately $25 million to our non-U.S. plans. Our actual contributions may differ due to many factors, including changes in tax, employee benefit, or other laws, tax deductibility, significant differences between expected and actual pension asset performance or interest rates, or other factors. In 2014, we contributed $145 million to our U.S. pension plans and $12 million to our non-U.S. pension plans. In addition, employees contributed $4 million in 2014 to our non-U.S. plans and $5 million in 2013.
Future Benefit Payments:
The estimated future benefit payments from our pension plans at December 27, 2014 were:

	U.S. Plans	Non-U.S. Plans
	(in millions)
2015	$401	$66
2016	407	66
2017	418	66
2018	426	66
2019	434	67
2020-2024	2,268	355

Other Costs:
We sponsor and contribute to employee savings plans that cover eligible salaried, non-union, and union employees. Our contributions and costs are determined by the matching of employee contributions, as defined by the plans. Amounts charged to expense for defined contribution plans totaled $70 million in 2014, $61 million in 2013, and $12 million in 2012 subsequent to the Spin-Off.
Postretirement Benefit Plans
Obligations:
Our postretirement health care plans are not funded. The changes in and the amount of the accrued benefit obligations at December 27, 2014 and December 28, 2013 were:

	December 27, 2014	December 28, 2013
	(in millions)
Accrued benefit obligations at beginning of year	$3,277	$3,738
Service cost	26	35
Interest cost	148	143
Benefits paid	(190)	(188)
Actuarial losses / (gains)	418	(403)
Plan amendments	(75)	(40)
Currency	(14)	(14)
Special termination benefits	—	6
Other	1	—
Accrued benefit obligations at end of year	$3,591	$3,277
We used the following weighted average assumptions to determine our postretirement benefit obligations at December 27, 2014 and December 28, 2013:

	December 27, 2014	December 28, 2013
Discount rate	4.08%	4.69%
Health care cost trend rate assumed for next year	6.91%	7.28%
Ultimate trend rate	5.00%	5.03%
Year that the rate reaches the ultimate trend rate	2023	2023
Year-end discount rates for our U.S. and non-U.S. plans were developed from a model portfolio of high-quality, fixed-income debt instruments with durations that match the expected future cash flows of the benefit obligations. Our expected health care cost trend rate is based on historical costs.
Assumed health care cost trend rates have a significant impact on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects as of December 27, 2014:

	One-Percentage-Point
	Increase	Decrease
	(in millions)
Effect on annual service and interest cost	$25	$(20)
Effect on postretirement benefit obligation	433	(355)

Components of Net Postretirement Health Care Cost / (Benefit):
Net postretirement health care cost / (benefit) consisted of the following for the years ended December 27, 2014, December 28, 2013, and December 29, 2012:

	For the Years Ended
	December 27, 2014	December 28, 2013	December 29, 2012
	(in millions)
Service cost	$26	$35	$8
Interest cost	148	143	32
Actuarial losses / (gains)	370	(376)	188
Amortization of prior service credits	(28)	(26)	(7)
Special termination benefits	—	5	—
Net postretirement health care cost / (benefit)	$516	$(219)	$221
As a result of the 2014 annual remeasurement of our postretirement health care plans, we recorded an expense from market-based impacts of $556 million as of December 27, 2014, primarily driven by a 60 basis point weighted average decrease in the discount rate and a $328 million impact from the adoption of the new Society of Actuaries RP-2014 mortality tables. We recorded $424 million of the expense from market-based impacts in cost of sales and $132 million in selling, general and administrative expenses in accordance with our policy for allocating employee costs. Market-based impacts are included in actuarial losses / (gains) in the table above.
As a result of the 2013 annual remeasurement of our postretirement health care plans, we recorded a benefit from market-based impacts of $292 million as of December 28, 2013, primarily driven by an 80 basis point weighted average increase in the discount rate. We recorded expense from market-based impacts of $250 million as of December 29, 2012.
In addition, as a result of the 2013 annual remeasurement, we recorded a benefit from market-based impacts of $15 million into inventory as of December 28, 2013 consistent with our capitalization policy. During 2014, the entire benefit previously capitalized was recognized in cost of sales. At December 27, 2014, we capitalized an aggregate expense of $36 million from market-based impacts into inventory.
The special termination benefits were associated with our voluntary early retirement program in 2013.
As of December 27, 2014, we expected to amortize an estimated $33 million of prior service credits from accumulated other comprehensive earnings / (losses) into net postretirement health care costs during 2015.
We used the following weighted average assumptions to determine our net postretirement health care cost for the years ended December 27, 2014, December 28, 2013, and December 29, 2012:

	December 27, 2014	December 28, 2013	December 29, 2012
Discount rate	4.69%	3.89%	3.61%
Health care cost trend rate	7.28%	7.53%	7.06%
Future Benefit Payments:
Our estimated future benefit payments for our postretirement health care plans at December 27, 2014 were:

(in millions)
2015	$196
2016	196
2017	198
2018	199
2019	201
2020-2024	1,019

Other Postemployment Benefit Plans
Obligations:
Our other postemployment plans are generally not funded. The changes in and the amount of the accrued benefit obligation at December 27, 2014 and December 28, 2013 were:

	December 27, 2014	December 28, 2013
	(in millions)
Accrued benefit obligation at beginning of year	$55	$63
Service cost	2	2
Interest cost	2	2
Benefits paid	(10)	(6)
Actuarial losses / (gains)	19	(2)
Other	(4)	(4)
Accrued benefit obligation at end of year	$64	$55
We used the following weighted average assumptions to determine our other postemployment benefit obligations at December 27, 2014 and December 28, 2013:

	December 27, 2014	December 28, 2013
Discount rate	2.86%	3.10%
Assumed ultimate annual turnover rate	0.50%	0.50%
Rate of compensation increase	4.00%	4.00%
Other postemployment costs arising from actions that offer employees benefits in excess of those specified in the respective plans are charged to expense when incurred.
Components of Net Other Postemployment Cost:
Net other postemployment cost consisted of the following for the years ended December 27, 2014, December 28, 2013, and December 29, 2012:

	For the Years Ended
	December 27, 2014	December 28, 2013	December 29, 2012

Service cost	$2	$2	$4
Interest cost	2	2	2
Actuarial losses / (gains)	14	(2)	1
Other	5	(1)	—
Net other postemployment cost	$23	$1	$7
As of December 27, 2014, we did not expect to amortize any prior service costs / (credits) for the other postemployment benefit plans from accumulated other comprehensive earnings / (losses) into net postemployment costs during 2015.
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
Total Mondelēz International benefit plan costs allocated to us were $491 million in the first nine months of 2012 prior to the Spin-Off. The expense allocations for these benefits were determined based on a review of personnel by business unit and based on allocations of corporate or other shared functional personnel. These allocated costs are reflected in our cost of sales and selling, general and administrative expenses. These costs were funded through intercompany transactions with Mondelēz International and were reflected within the parent company investment equity balance. Our allocated expenses in connection with the pension plans were $283 million in 2012. Our allocated expenses in connection with the postretirement plans were $142 million in 2012.
Note 10.  Financial Instruments
Fair Value of Derivative Instruments:
The fair values and the levels within the fair value hierarchy of derivative instruments recorded on the consolidated balance sheets at December 27, 2014 and December 28, 2013 were:

	December 27, 2014
	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)		Total Fair Value
	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities

Derivatives designated as hedging instruments:
Commodity contracts	$2	$5	$—	$—	$—	$—	$2	$5
Foreign exchange contracts	—	—	80	—	—	—	80	—
Derivatives not designated as hedging instruments:
Commodity contracts	46	99	—	4	—	—	46	103
Total fair value	$48	$104	$80	$4	$—	$—	$128	$108

	December 28, 2013
	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)		Total Fair Value
	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities

Derivatives designated as hedging instruments:
Commodity contracts	$5	$4	$—	$—	$—	$—	$5	$4
Foreign exchange contracts	—	—	48	—	—	—	48	—
Derivatives not designated as hedging instruments:
Commodity contracts	39	20	1	1	—	—	40	21
Total fair value	$44	$24	$49	$1	$—	$—	$93	$25

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
Derivative Volume:
The net notional values of our derivative instruments at December 27, 2014 and December 28, 2013 were:

	Notional Amount
	December 27, 2014	December 28, 2013
	(in millions)
Commodity contracts	$1,543	$1,349
Foreign exchange contracts	1,074	901
Cash Flow Hedges:
Cash flow hedge activity, net of income taxes, within accumulated other comprehensive losses included:

	For the Years Ended
	December 27, 2014	December 28, 2013	December 29, 2012
	(in millions)
Accumulated other comprehensive losses at beginning of period	$(129)	$(152)	$(18)
Unrealized gains / (losses):
Commodity contracts	18	(16)	(57)
Foreign exchange contracts	38	36	(5)
Interest rate contracts	—	—	(137)
	56	20	(199)
Transfer of realized (gains) / losses to earnings:
Commodity contracts	(18)	26	49
Foreign exchange contracts	(41)	(31)	1
Interest rate contracts	7	8	19
	(52)	3	69
Transfer of realized losses from Mondelēz International	—	—	(4)
Accumulated other comprehensive losses at end of period	$(125)	$(129)	$(152)
The gains / (losses) on ineffectiveness recognized in pre-tax earnings were:

	For the Years Ended
	December 27, 2014	December 28, 2013	December 29, 2012
	(in millions)
Commodity contracts	$1	$—	$(4)
Interest rate contracts	—	—	(23)
Total	$1	$—	$(27)
We record the pre-tax gain or loss reclassified from accumulated other comprehensive losses and the gain or loss on ineffectiveness in:

•	cost of sales for commodity contracts;

•	cost of sales for foreign exchange contracts related to forecasted transactions; and

•	interest and other expense, net for foreign exchange contracts related to intercompany loans and interest rate contracts.

Based on our valuation at December 27, 2014, we would expect to transfer unrealized losses of $4 million (net of taxes) for commodity cash flow hedges, unrealized gains of $17 million (net of taxes) for foreign currency cash flow hedges, and unrealized losses of $8 million (net of taxes) for interest rate cash flow hedges to earnings during the next 12 months.
Hedge Coverage:
At December 27, 2014, we had hedged forecasted transactions for the following durations:

•	commodity transactions for periods not exceeding the next two years;

•	foreign currency transactions for periods not exceeding the next four years; and

•	interest rate transactions for periods not exceeding the next 28 years.
Economic Hedges:
Gains recorded in pre-tax earnings for economic hedges that are not designated as hedging instruments included:

	For the Years Ended			Location of (Losses) / Gains Recognized Earnings
	December 27, 2014	December 28, 2013	December 29, 2012
	(in millions)
Commodity contracts	$26	$14	$36	Cost of sales
Foreign exchange contracts	2	—	—	Selling, general and administrative expenses
	$28	$14	$36
Note 11.  Commitments and Contingencies
Legal Proceedings:
We are routinely involved in legal proceedings, claims, and governmental inquiries, inspections or investigations (“Legal Matters”) arising in the ordinary course of our business.
We have been advised by the staff of the Commodity Futures Trading Commission (“CFTC”) that they are investigating activities related to the trading of December 2011 wheat futures contracts. These activities arose prior to the Spin-Off and involve the business now owned and operated by Mondelēz International or its affiliates. We are cooperating with the staff in its investigation. In October 2014, the staff advised us that the CFTC intends to commence a formal action. We and Mondelēz International continue to seek resolution of this matter. Our Separation and Distribution Agreement with Mondelēz International dated as of September 27, 2012, governs the allocation between Mondelēz International and us and, accordingly, Mondelēz International will predominantly bear the costs of this matter and any monetary penalties or other payments that the CFTC may impose. We do not expect this matter to have a material adverse effect on our financial condition or results of operations.
While we cannot predict with certainty the results of Legal Matters in which we are currently involved or may in the future be involved, we do not expect that the ultimate costs to resolve any of the Legal Matters that are currently pending will have a material adverse effect on our financial condition or results of operations.
Third-Party Guarantees:
We have third-party guarantees primarily covering long-term obligations related to leased properties. The carrying amounts of our third-party guarantees was $22 million at December 27, 2014 and $24 million at December 28, 2013. The maximum potential payment under these guarantees was $42 million at December 27, 2014 and $53 million at December 28, 2013. Substantially all of these guarantees expire at various times through 2027.

Leases:
Rental expenses were $148 million in 2014, $176 million in 2013, and $150 million in 2012. As of December 27, 2014, minimum rental commitments under non-cancelable operating leases in effect at year-end were (in millions):

2015	$106
2016	85
2017	62
2018	49
2019	41
Thereafter	84
Total	$427
Note 12.  Income Taxes
Earnings before income taxes and the provision for income taxes consisted of the following:

	For the Years Ended
	December 27, 2014	December 28, 2013	December 29, 2012
	(in millions)
Earnings before income taxes:
United States	$1,117	$3,596	$2,156
Outside United States	289	494	297
Total	$1,406	$4,090	$2,453

Provision for income taxes:
United States federal:
Current	$678	$591	$209
Deferred	(336)	566	424
	342	1,157	633
State and local:
Current	(34)	34	54
Deferred	(26)	61	43
	(60)	95	97
Total United States	282	1,252	730
Outside United States:
Current	80	42	78
Deferred	1	81	3
Total outside United States	81	123	81
Total provision for income taxes	$363	$1,375	$811

The effective income tax rate on pre-tax earnings differed from the U.S. federal statutory rate for the following reasons :

	For the Years Ended
	December 27, 2014	December 28, 2013	December 29, 2012
U.S. federal statutory rate	35.0%	35.0%	35.0%
Increase / (decrease) resulting from:
U.S. state and local income taxes, net of federal tax benefit	0.2%	1.7%	2.3%
Domestic manufacturing deduction	(4.6)%	(1.2)%	(2.7)%
Foreign rate differences	(2.2)%	(1.1)%	(1.1)%
Changes in uncertain tax positions	(0.9)%	0.2%	(0.8)%
Other	(1.7)%	(1.0)%	0.4%
Effective tax rate	25.8%	33.6%	33.1%
Our 2014 effective tax rate was favorably impacted by $64 million of domestic manufacturing deductions, favorable tax rates in foreign jurisdictions, most significantly Canada, changes in uncertain tax positions and the net impact of other discrete tax items.
Our 2013 effective tax rate was favorably impacted by $49 million of domestic manufacturing deductions, favorable tax rates in foreign jurisdictions, most significantly Canada, and the net impact of other discrete tax items. This favorability was partially offset by $68 million of state and local taxes.
Our 2012 effective tax rate was favorably impacted by $66 million of domestic manufacturing deductions, favorable tax rates in foreign jurisdictions, most significantly Canada, and changes in uncertain tax positions. This favorability was partially offset by $56 million of state and local taxes.
The calculation of the percentage point impact of domestic manufacturing deductions, uncertain tax positions and other discrete items on the effective tax rate was affected by earnings before income taxes. Fluctuations in earnings could impact comparability of reconciling items between periods.
Our unrecognized tax benefits of $256 million at December 27, 2014 are included in other current liabilities and other liabilities. If we had recognized all of these benefits, the net impact on our income tax provision would have been $167 million. Of the net unrecognized tax benefits, approximately $100 million to $140 million are expected to be resolved within the next 12 months.
The changes in our unrecognized tax benefits were:

	For the Years Ended
	December 27, 2014	December 28, 2013	December 29, 2012
	(in millions)
Beginning of year	$259	$258	$371
Increases from prior period tax positions	26	2	11
Decreases from prior period tax positions	(74)	(5)	(90)
Decreases from statute of limitations expirations	(14)	(28)	—
Increases from current period tax positions	67	39	16
Net transfers to Mondelēz International	—	—	(9)
Decreases relating to settlements with taxing authorities	(3)	(3)	(33)
Currency and other	(5)	(4)	(8)
End of year	$256	$259	$258
We include accrued interest and penalties related to uncertain tax positions in our tax provision. Our provision for income taxes included a benefit of $30 million in 2014, expense of $13 million in 2013, and expense of $18 million in 2012 for interest and penalties. Accrued interest and penalties were $41 million as of December 27, 2014, and $74 million as of December 28, 2013.

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
Our U.S. operations were included in Mondelēz International’s U.S. federal consolidated income tax returns for tax periods through October 1, 2012. In August 2014, Mondelēz International reached a final resolution on a U.S. federal income tax audit of the 2007-2009 tax years. The U.S. federal statute of limitations remains open for tax year 2010 and forward, and federal income tax returns for 2010-2012 are currently under examination. As noted above we are indemnified for U.S. federal income taxes related to these periods.
We are regularly examined by federal, state and foreign authorities. We are currently under income tax examinations by the IRS for the post Spin-Off period 2012-2014. Our income tax filings are also currently under examination by tax authorities in various U.S. state and foreign jurisdictions. U.S. state and local and foreign jurisdictions have statutes of limitations generally ranging from three to five years unless we agree to an extension. In Canada, our only significant foreign jurisdiction, the earliest open tax year is 2007.
At December 27, 2014, we had outside tax basis in excess of book basis in certain foreign subsidiaries in which earnings are indefinitely reinvested. As of that date, applicable U.S. federal income taxes and foreign withholding taxes had not been provided on approximately $578 million of unremitted earnings of such foreign subsidiaries. If such earnings were to be remitted, our incremental tax cost would be approximately $118 million.
The tax effects of temporary differences that gave rise to deferred income tax assets and liabilities consisted of the following at December 27, 2014 and December 28, 2013:

	December 27, 2014	December 28, 2013
	(in millions)
Deferred income tax assets:
Pension benefits	$407	$104
Postretirement benefits	1,355	1,238
Other employee benefits	113	122
Other	471	497
Total deferred income tax assets	2,346	1,961
Valuation allowance	(20)	(3)
Net deferred income tax assets	$2,326	$1,958
Deferred income tax liabilities:
Trade names	$(828)	$(828)
Property, plant and equipment	(979)	(949)
Debt exchange	(350)	(384)
Other	(66)	(65)
Total deferred income tax liabilities	(2,223)	(2,226)
Net deferred income tax assets / (liabilities)	$103	$(268)
Note 13.  Accumulated Other Comprehensive Losses
Total accumulated other comprehensive losses consists of net earnings / (losses) and other changes in business equity from sources other than shareholders. It includes foreign currency translation gains and losses, postemployment benefit plan adjustments, and unrealized gains and losses from derivative instruments designated as cash flow hedges.

The components of, and changes in, accumulated other comprehensive losses were as follows (net of tax):

	Foreign Currency Adjustments	Postemployment Benefit Plan Adjustments	Derivative Hedging Adjustments	Total Accumulated Other Comprehensive Losses
	(in millions)
Balance at December 29, 2012	$(359)	$51	$(152)	$(460)
Other comprehensive (losses) / gains before reclassifications	(68)	19	20	(29)
Amounts reclassified from accumulated other comprehensive losses	—	(13)	3	(10)
Net current-period other comprehensive (losses) / earnings	(68)	6	23	(39)
Balance at December 28, 2013	$(427)	$57	$(129)	$(499)
Other comprehensive (losses) / gains before reclassifications	(91)	36	56	1
Amounts reclassified from accumulated other comprehensive losses	—	(12)	(52)	(64)
Net current-period other comprehensive (losses) / earnings	(91)	24	4	(63)
Balance at December 27, 2014	$(518)	$81	$(125)	$(562)
Amounts reclassified from accumulated other comprehensive losses in the years ended December 27, 2014 and December 28, 2013 were as follows:

	Amount Reclassified from Accumulated Other Comprehensive Losses
	For the Years Ended
Details about Accumulated Other Comprehensive Losses Components	December 27, 2014	December 28, 2013	Affected Line Item in the Statement Where Net Income is Presented
	(in millions)
Derivative hedging (gains) / losses
Commodity contracts	$(30)	$42	Cost of sales
Foreign exchange contracts	(17)	(11)	Cost of sales
Foreign exchange contracts	(50)	(39)	Interest and other expense, net
Interest rate contracts	13	12	Interest and other expense, net
Total before tax	(84)	4	Earnings before income taxes
Tax benefit / (expense)	32	(1)	Provision for income taxes
Net of tax	$(52)	$3	Net earnings

Postemployment benefit plan adjustments
Amortization of prior service credits	$(23)	$(22)	(1)
Curtailments	3	—	(1)
Total before tax	(20)	(22)	Earnings before income taxes
Tax benefit	8	9	Provision for income taxes
Net of tax	$(12)	$(13)	Net earnings

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

	For the Years Ended
	December 27, 2014	December 28, 2013	December 29, 2012
	(in millions, except per share data)
Basic EPS:
Net earnings	$1,043	$2,715	$1,642
Earnings allocated to participating securities	5	12	5
Earnings available to common shareholders - basic	$1,038	$2,703	$1,637
Weighted average shares of common stock outstanding	593	594	591
Net earnings per share	$1.75	$4.55	$2.77
Diluted EPS:
Net earnings	$1,043	$2,715	$1,642
Earnings allocated to participating securities	5	12	5
Earnings available to common shareholders - diluted	$1,038	$2,703	$1,637
Weighted average shares of common stock outstanding	593	594	591
Effect of dilutive securities	5	5	5
Weighted average shares of common stock, including dilutive effect	598	599	596
Net earnings per share	$1.74	$4.51	$2.75
We excluded antidilutive stock options and Performance Shares from our calculation of weighted average shares of common stock outstanding for diluted EPS of 2.0 million for the year ended December 27, 2014 and 0.3 million for the year ended December 28, 2013. Antidilutive stock options and Performance Shares were zero for the year ended December 29, 2012.
Note 15.  Segment Reporting
We manufacture and market food and beverage products, including cheese, meats, refreshment beverages, coffee, packaged dinners, refrigerated meals, snack nuts, dressings, and other grocery products, primarily in the United States and Canada. We manage and report our operating results through six reportable segments: Cheese, Refrigerated Meals, Beverages, Meals & Desserts, Enhancers & Snack Nuts, and Canada. Our remaining businesses, including our Foodservice and Exports businesses, are aggregated and disclosed as “Other Businesses”.
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

•
Unrealized gains and losses on hedging activities (which are a component of cost of sales) in order to provide better transparency of our segment operating results. Unrealized gains and losses on hedging activities, which includes unrealized gains and losses on our derivatives not designated as hedging instruments as well as the ineffective portion of unrealized gains and losses on our derivatives designated as hedging instruments, are recorded in Corporate until realized. Once realized, the gains and losses are recorded within the applicable segment operating results.

•	Certain general corporate expenses (which are a component of selling, general and administrative expenses).

Furthermore, we centrally manage interest and other expense, net. Accordingly, we do not present these items by segment because they are excluded from the segment profitability measures that management reviews.
Our segment net revenues and earnings consisted of:

	For the Years Ended
	December 27, 2014	December 28, 2013	December 29, 2012
	(in millions)
Net revenues:
Cheese	$4,066	$3,925	$3,829
Refrigerated Meals	3,433	3,334	3,280
Beverages	2,627	2,681	2,718
Meals & Desserts	2,155	2,305	2,311
Enhancers & Snack Nuts	2,062	2,101	2,220
Canada	1,937	2,037	2,010
Other Businesses	1,925	1,835	1,903
Net revenues	$18,205	$18,218	$18,271

	For the Years Ended
	December 27, 2014	December 28, 2013	December 29, 2012
	(in millions)
Earnings before income taxes:
Operating income:
Cheese	$656	$634	$618
Refrigerated Meals	378	329	379
Beverages	384	349	260
Meals & Desserts	611	665	712
Enhancers & Snack Nuts	577	529	592
Canada	370	373	301
Other Businesses	263	227	180
Market-based impacts to postemployment benefit plans	(1,341)	1,561	(223)
Certain other postemployment benefit plan income / (expense)	164	61	(82)
Unrealized (losses) / gains on hedging activities	(79)	21	13
General corporate expenses	(93)	(158)	(80)
Operating income	1,890	4,591	2,670
Interest and other expense, net	(484)	(501)	(258)
Royalty income from Mondelēz International	—	—	41
Earnings before income taxes	$1,406	$4,090	$2,453

Total assets, depreciation expense, and capital expenditures by segment were:

	December 27, 2014	December 28, 2013
	(in millions)
Total Assets:
Cheese	$4,528	$4,400
Refrigerated Meals	2,328	2,294
Beverages	2,632	2,593
Meals & Desserts	2,398	2,389
Enhancers & Snack Nuts	5,487	5,458
Canada	1,979	2,016
Other Businesses	1,626	1,597
Unallocated assets (1)	1,969	2,401
Total assets	$22,947	$23,148
(1) Unallocated assets consist primarily of cash and cash equivalents, deferred income taxes, prepaid pension assets, and derivative financial instrument balances.

	For the Years Ended
	December 27, 2014	December 28, 2013	December 29, 2012
	(in millions)
Depreciation Expense:
Cheese	$57	$92	$119
Refrigerated Meals	87	84	76
Beverages	72	69	72
Meals & Desserts	69	49	70
Enhancers & Snack Nuts	29	28	24
Canada	36	38	31
Other Businesses	34	33	36
Total depreciation expense	$384	$393	$428

	For the Years Ended
	December 27, 2014	December 28, 2013	December 29, 2012
	(in millions)
Capital expenditures:
Cheese	$152	$150	$84
Refrigerated Meals	110	80	83
Beverages	115	146	129
Meals & Desserts	50	68	63
Enhancers & Snack Nuts	37	33	37
Canada	53	60	33
Other Businesses	18	20	11
Total capital expenditures	$535	$557	$440
Concentration of risk:
Our largest customer, Wal-Mart Stores, Inc., accounted for approximately 26% of net revenues in 2014 and in 2013, and 25% in 2012.

Geographic data for net revenues and long-lived assets were:

	For the Years Ended
	December 27, 2014	December 28, 2013	December 29, 2012
	(in millions)
Net revenues:
United States	$15,753	$15,676	$15,752
Canada	2,177	2,302	2,306
Exports	275	240	213
Total net revenues	$18,205	$18,218	$18,271

	December 27, 2014	December 28, 2013
	(in millions)
Long-lived assets:
United States	$16,536	$16,516
Canada	1,620	1,724
Total long-lived assets	$18,156	$18,240
Net revenues by product categories were:

	For the Years Ended
	December 27, 2014	December 28, 2013	December 29, 2012
	(in millions)
Cheese and dairy	$5,954	$5,744	$5,591
Meat and meat alternatives	2,691	2,643	2,659
Meals	2,033	2,047	1,973
Refreshment beverages	1,762	1,817	1,863
Enhancers	1,601	1,705	1,868
Coffee	1,456	1,460	1,450
Desserts, toppings and baking	1,042	1,142	1,213
Nuts and salted snacks	1,036	997	986
Other	630	663	668
Total net revenues	$18,205	$18,218	$18,271
Note 16. Quarterly Financial Data (Unaudited)

	2014 Quarters
	First	Second	Third	Fourth
	(in millions, except per share data)
Net revenues	$4,362	$4,747	$4,400	$4,696
Gross profit	$1,560	$1,521	$1,292	$472
Net earnings / (loss)	$513	$482	$446	$(398)
Per share data:
Basic earnings / (loss) per share	$0.86	$0.81	$0.75	$(0.68)
Diluted earnings / (loss) per share	$0.85	$0.80	$0.74	$(0.68)
Dividends declared	$0.525	$0.525	$—	$1.10
Market price – high	$56.56	$60.60	$61.10	$64.47
– low	$50.54	$55.47	$53.33	$53.63

	2013 Quarters
	First	Second	Third	Fourth
	(in millions, except per share data)
Net revenues	$4,513	$4,716	$4,394	$4,595
Gross profit	$1,470	$1,936	$1,486	$1,932
Net earnings	$456	$829	$500	$931
Per share data:
Basic earnings per share	$0.77	$1.39	$0.84	$1.56
Diluted earnings per share	$0.76	$1.38	$0.83	$1.54
Dividends declared	$0.50	$0.50	$—	$1.05
Market price – high	$52.29	$57.84	$58.76	$55.93
– low	$44.16	$49.79	$51.20	$51.72
Basic and diluted EPS are computed independently for each of the periods presented. Accordingly, the sum of the quarterly EPS amounts may not equal the total for the year.
Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our CEO and CFO, with other members of management, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 27, 2014.
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
Our CEO and CFO, with other members of management, evaluated the changes in our internal control over financial reporting during the quarter ended December 27, 2014. We determined that there were no changes in our internal control over financial reporting during the quarter ended December 27, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Management assessed the effectiveness of our internal control over financial reporting as of December 27, 2014. Management based this assessment on criteria described in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
Based on this assessment, management determined that, as of December 27, 2014, we maintained effective internal control over financial reporting.
PricewaterhouseCoopers LLP, an independent registered public accounting firm, who audited the consolidated financial statements included in this Annual Report on Form 10-K, has also audited the effectiveness of our internal control over financial reporting as of December 27, 2014, as stated in their report which appears herein under Item 8.
February 19, 2015
Item 9B.  Other Information.
None.
PART III
Item 10.  Directors, Executive Officers and Corporate Governance.
We have a written code of conduct that applies to all of our employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. Our code of conduct is available free of charge on our Web site at www.kraftfoodsgroup.com and will be provided free of charge to any shareholder submitting a written request to: Corporate Secretary, Kraft Foods Group, Inc., Three Lakes Drive, Northfield, IL 60093. Any amendment to our code of conduct and any waiver applicable to our executive officers or senior financial officers will be posted on our Web site within the time period required by the SEC and applicable NASDAQ rules. The information on our Web site is not, and shall not be deemed to be, a part of this Annual Report on Form 10-K or incorporated into any other filings we make with the SEC.
Additional information required by this Item 10 is included under the headings “Company Proposals - Proposal 1. Election of Directors,” “Corporate Governance and Board Matters – Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance and Board Matters – Governance Guidelines and Codes of Conduct,” and “Board Committees and Membership – Audit Committee” in our definitive Proxy Statement for our Annual Meeting of Shareholders scheduled to be held on May 5, 2015 (“2015 Proxy Statement”). This information is incorporated by reference into this Annual Report on Form 10-K.
Item 11.  Executive Compensation.
Information required by this Item 11 is included under the headings “Board Committees and Membership – Compensation Committee,” “Compensation of Non-Employee Directors,” “Compensation Discussion and Analysis," and "Executive Compensation Tables,” in our 2015 Proxy Statement. This information is incorporated by reference into this Annual Report on Form 10-K.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The number of shares to be issued upon exercise or vesting of awards issued under, and the number of shares remaining available for future issuance under, our equity compensation plans at December 27, 2014, were:
Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (2)	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	18,583,720	$39.26	43,343,318	(3)
Equity compensation plans not approved by security holders (1)	97,438	—	4,893,543
Total	18,681,158	$39.26	48,236,861

(1)
Consists of shares available for issuance under our Management Stock Purchase Plan pursuant to which certain employees may defer up to 50% of their annual bonus into Kraft Foods Group stock-based deferred compensation units (“DCUs”) and receive a company match of 25% of the deferred amount in Kraft Foods Group RSUs that vest after three years. The matching RSUs are granted from the 2012 Plan.

(2)	Includes vesting of RSUs and Performance Shares.

(3)
Includes 11,049,862 shares available for issuance under our Employee Stock Purchase Plan (the “ESPP”). The ESPP allows employees to purchase shares of Kraft Foods Group common stock at a discount of up to 15% of the market price of Kraft Foods Group common stock on the date of purchase.

Information related to the security ownership of certain beneficial owners and management is included in our 2015 Proxy Statement under the heading “Ownership of Equity Securities” and is incorporated by reference into this Annual Report on Form 10-K.
Item 13.  Certain Relationships and Related Transactions, and Director Independence.
Information required by this Item 13 is included under the heading “Corporate Governance and Board Matters - Independence and Related Person Transactions” in our 2015 Proxy Statement. This information is incorporated by reference into this Annual Report on Form 10-K.
Item 14.  Principal Accountant Fees and Services.
Information required by this Item 14 is included under the heading “Board Committees and Membership – Audit Committee” in our 2015 Proxy Statement. This information is incorporated by reference into this Annual Report on Form 10-K.

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

3.2
Amended and Restated Bylaws of Kraft Foods Group, Inc., effective March 8, 2014 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on February 13, 2014 (File No. 001-35491)).

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

10.1
$3,000,000,000 Five-Year Revolving Credit Agreement, by and among Kraft Foods Group, Inc., the initial lenders named therein, JPMorgan Chase Bank, N.A. and Barclays Bank PLC, as administrative agents, and J.P. Morgan Securities LLC, Barclays Bank PLC, Citigroup Global Markets Inc., and RBS Securities Inc., as joint lead arrangers and joint bookrunners, dated as of May 29, 2014 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on July 31, 2014 (File No. 333-35491)).

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

10.4	Kraft Foods Group, Inc. Change in Control Plan for Key Executives.+

10.5
Kraft Foods Group, Inc. Deferred Compensation Plan for Non-Management Directors (incorporated by reference to Exhibit 4.3 to our Registration Statement on Form S-8 filed with the SEC on September 12, 2012 (File No. 333-183867)).+

10.6
Kraft Foods Group, Inc. 2012 Performance Incentive Plan (incorporated by reference to Exhibit 4.3 to our Registration Statement on Form S-8 filed with the SEC on September 12, 2012 (File No. 333-183868)).+

10.7	Kraft Foods Group, Inc. Management Stock Purchase Plan.+

10.8
Form of Indemnity Agreement between Kraft Foods Group, Inc. and Non-Management Directors (incorporated by reference to Exhibit 10.24 to our Registration Statement on Form 10 filed with the SEC on July 17, 2012 (File No. 001-35491)).+

10.9
Form of Indemnity Agreement between Kraft Foods Group, Inc. and Directors and Officers (incorporated by reference to Exhibit 10.25 to our Registration Statement on Form 10 filed with the SEC on July 17, 2012 (File No. 001-35491)).+

10.10	Offer of Employment Letter between Kraft Foods Group, Inc. and John T. Cahill, dated December 17, 2014.+

10.11
Offer of Employment Letter between Mondelēz International, Inc. (formerly known as Kraft Foods Inc.) and Kim K. W. Rucker, dated July 16, 2012 (incorporated by reference to Exhibit 10.25 to Amendment No. 2 to our Registration Statement on Form S-4 filed with the SEC on December 4, 2012 (File No. 333-184314)).+

10.12
Offer of Employment Letter between Kraft Foods Group, Inc. and Teri List-Stoll dated July 17, 2013 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on October 31, 2013 (File No. 333-35491)).+

10.13	Form of 2012-13 Global Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.16 to our Annual Report on Form 10-K filed with the SEC on March 21, 2013 (File No. 333-35491)).+

10.14	Form of 2012-13 Global Stock Option Award Agreement (incorporated by reference to Exhibit 10.17 to our Annual Report on Form 10-K filed with the SEC on March 21, 2013 (File No. 333-35491)).+

10.15	Form of 2012-13 Performance Share Plan Award Agreement (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on August 2, 2013 (File No. 333-35491)).+

10.16	Form of 2014 Global Stock Option Award Agreement (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on May 2, 2014 (File No. 333-35491)).+

10.17	Form of 2014 Performance Share Plan Award Agreement (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed with the SEC on May 2, 2014 (File No. 333-35491)).+

10.18	Form of 2014 Global Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed with the SEC on May 2, 2014 (File No. 333-35491)).+

10.19	Form of 2015 Global Stock Option Award Agreement.+

10.20	Form of 2015 Performance Share Plan Award Agreement.+

10.21	Form of 2015 Global Restricted Stock Unit Agreement.+

10.22	Retirement Agreement and General Release between Kraft Foods Group, Inc. and W. Anthony Vernon, dated as of December 18, 2014.+

21.1	List of subsidiaries of Kraft Foods Group, Inc.

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a 14(a)/15d 14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a 14(a)/15d 14(a) of the Securities Exchange Act of 1934.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1
The following materials from Kraft Foods Group’s Annual Report on Form 10-K for the year ended December 27, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Earnings, (ii) the Consolidated Statements of Comprehensive Earnings, (iii) the Consolidated Statements of Equity, (iv) the Consolidated Balance Sheets, (v) the Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements, and (vii) document and entity information.

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
Date: February 19, 2015
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signature	Title	Date

/S/ JOHN T. CAHILL John T. Cahill	Director, Chairman and Chief Executive Officer	February 19, 2015

/S/ TERI LIST-STOLL Teri List-Stoll	Executive Vice President and Chief Financial Officer	February 19, 2015

/S/ MELINDA D. WHITTINGTON Melinda D. Whittington	Senior Vice President, Corporate Controller (Principal Accounting Officer)	February 19, 2015

/S/ ABELARDO E. BRU Abelardo E. Bru	Director	February 19, 2015

/S/ L. KEVIN COX L. Kevin Cox	Director	February 19, 2015

/S/ MYRA M. HART Myra M. Hart	Director	February 19, 2015

/S/ PETER B. HENRY Peter B. Henry	Director	February 19, 2015

/S/ JEANNE P. JACKSON Jeanne P. Jackson	Director	February 19, 2015

/S/ TERRY J. LUNDGREN Terry J. Lundgren	Director	February 19, 2015

/S/ MACKEY J. MCDONALD Mackey J. McDonald	Director	February 19, 2015

/S/ JOHN C. POPE John C. Pope	Director	February 19, 2015

/S/ E. FOLLIN SMITH E. Follin Smith	Director	February 19, 2015

/S/ W. ANTHONY VERNON W. Anthony Vernon	Director	February 19, 2015

Kraft Foods Group, Inc.
Valuation and Qualifying Accounts
For the Years Ended December 27, 2014, December 28, 2013, and December 29, 2012
(in millions)

Col. A	Col. B	Col. C		Col. D	Col. E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
			(a)	(b)
2014:
Allowances related to accounts receivable	$26	$(2)	$—	$3	$21
Allowance for deferred taxes	3	20	—	3	20
	$29	$18	$—	$6	$41
2013:
Allowances related to accounts receivable	$28	$1	$—	$3	$26
Allowance for deferred taxes	26	—	—	23	3
	$54	$1	$—	$26	$29
2012:
Allowances related to accounts receivable	$23	$9	$—	$4	$28
Allowance for deferred taxes	34	(4)	—	4	26
	$57	$5	$—	$8	$54
Notes:

(a)	Primarily related to divestitures and currency translation.

(b)	Represents charges for which allowances were created.

S-1