Form 10-Q
period 2015-03-28
Kraft Foods Group, Inc.
filed 2015-04-28
CIK 1545158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 28, 2015
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

At April 25, 2015, there were 591,940,002 shares of the registrant’s common stock outstanding.

Kraft Foods Group, Inc.

In this report, “Kraft Foods Group,” “we,” “us,” and “our” refers to Kraft Foods Group, Inc.

PART I- FINANCIAL INFORMATION
Item 1. Financial Statements.
Kraft Foods Group, Inc.
Condensed Consolidated Statements of Earnings
(in millions of U.S. dollars, except per share data)
(Unaudited)

	For the Three Months Ended
	March 28, 2015	March 29, 2014
Net revenues	$4,352	$4,362
Cost of sales	3,019	2,802
Gross profit	1,333	1,560
Selling, general and administrative expenses	593	658
Asset impairment and exit costs	—	(2)
Operating income	740	904
Interest and other expense, net	107	116
Earnings before income taxes	633	788
Provision for income taxes	204	275
Net earnings	$429	$513
Per share data:
Basic earnings per share	$0.73	$0.86
Diluted earnings per share	$0.72	$0.85
Dividends declared	$0.55	$0.525
See accompanying notes to the condensed consolidated financial statements.

Kraft Foods Group, Inc.
Condensed Consolidated Statements of Comprehensive Earnings
(in millions of U.S. dollars)
(Unaudited)

	For the Three Months Ended
	March 28, 2015	March 29, 2014
Net earnings	$429	$513
Other comprehensive (losses) / earnings:
Currency translation adjustment	(64)	(38)
Postemployment benefits:
Amortization of prior service credits and other amounts reclassified from accumulated other comprehensive losses	(6)	(6)
Tax benefit	2	2
Derivatives accounted for as hedges:
Net derivative gains	56	53
Amounts reclassified from accumulated other comprehensive losses	(63)	(16)
Tax benefit / (expense)	3	(14)
Total other comprehensive losses	(72)	(19)
Comprehensive earnings	$357	$494
See accompanying notes to the condensed consolidated financial statements.

Kraft Foods Group, Inc.
Condensed Consolidated Balance Sheets
(in millions of U.S. dollars)
(Unaudited)

	March 28, 2015	December 27, 2014
ASSETS
Cash and cash equivalents	$1,178	$1,293
Receivables (net of allowances of $21 in 2015 and 2014)	1,219	1,080
Inventories	1,886	1,775
Deferred income taxes	382	384
Other current assets	339	259
Total current assets	5,004	4,791
Property, plant and equipment, net	4,194	4,192
Goodwill	11,313	11,404
Intangible assets, net	2,238	2,234
Other assets	385	326
TOTAL ASSETS	$23,134	$22,947
LIABILITIES
Current portion of long-term debt	$1,406	$1,405
Accounts payable	1,629	1,537
Accrued marketing	500	511
Accrued employment costs	84	163
Dividends payable	326	324
Accrued postretirement health care costs	191	192
Other current liabilities	748	641
Total current liabilities	4,884	4,773
Long-term debt	8,626	8,627
Deferred income taxes	292	340
Accrued pension costs	1,100	1,105
Accrued postretirement health care costs	3,380	3,399
Other liabilities	335	338
TOTAL LIABILITIES	18,617	18,582
Commitments and Contingencies (Note 10)
EQUITY
Common stock, no par value (5,000,000,000 shares authorized; 604,583,114 shares issued at March 28, 2015 and 601,402,816 at December 27, 2014)	—	—
Additional paid-in capital	4,820	4,678
Retained earnings	1,148	1,045
Accumulated other comprehensive losses	(634)	(562)
Treasury stock, at cost	(817)	(796)
TOTAL EQUITY	4,517	4,365
TOTAL LIABILITIES AND EQUITY	$23,134	$22,947
See accompanying notes to the condensed consolidated financial statements.

Kraft Foods Group, Inc.
Condensed Consolidated Statements of Equity
(in millions of U.S. dollars, except per share data)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Losses	Treasury Stock	Total Equity
Balance at December 28, 2013	$—	$4,434	$1,281	$(499)	$(29)	$5,187
Comprehensive earnings / (losses):
Net earnings	—	—	1,043	—	—	1,043
Other comprehensive losses, net of income taxes	—	—	—	(63)	—	(63)
Exercise of stock options, issuance of other stock awards, and other	—	244	—	—	(21)	223
Repurchase of common stock under share repurchase program	—	—	—	—	(746)	(746)
Dividends declared ($2.15 per share)	—	—	(1,279)	—	—	(1,279)
Balance at December 27, 2014	$—	$4,678	$1,045	$(562)	$(796)	$4,365
Comprehensive earnings / (losses):
Net earnings	—	—	429	—	—	429
Other comprehensive losses, net of income taxes	—	—	—	(72)	—	(72)
Exercise of stock options, issuance of other stock awards, and other	—	142	—	—	(20)	122
Repurchase of common stock under share repurchase program	—	—	—	—	(1)	(1)
Dividends declared ($0.55 per share)	—	—	(326)	—	—	(326)
Balance at March 28, 2015	$—	$4,820	$1,148	$(634)	$(817)	$4,517
See accompanying notes to the condensed consolidated financial statements.

Kraft Foods Group, Inc.
Condensed Consolidated Statements of Cash Flows
(in millions of U.S. dollars)
(Unaudited)

	For the Three Months Ended
	March 28, 2015	March 29, 2014
CASH PROVIDED BY / (USED IN) OPERATING ACTIVITIES
Net earnings	$429	$513
Adjustments to reconcile net earnings to operating cash flows:
Depreciation and amortization	102	96
Stock-based compensation expense	16	29
Deferred income tax provision	(51)	(14)
Market-based impacts to postemployment benefit plans	77	(49)
Other non-cash expense, net	7	5
Change in assets and liabilities:
Receivables, net	(129)	(149)
Inventories	(198)	(243)
Accounts payable	89	37
Other current assets	(24)	(24)
Other current liabilities	41	66
Change in pension and postretirement assets and liabilities, net	(25)	(16)
Net cash provided by operating activities	334	251
CASH (USED IN) / PROVIDED BY INVESTING ACTIVITIES
Capital expenditures	(139)	(76)
Other investing activities	(3)	—
Net cash used in investing activities	(142)	(76)
CASH (USED IN) / PROVIDED BY FINANCING ACTIVITIES
Dividends paid	(324)	(313)
Repurchase of common stock under share repurchase program	(7)	(113)
Proceeds from stock option exercises	26	40
Other financing activities	12	10
Net cash used in financing activities	(293)	(376)
Effect of exchange rate changes on cash and cash equivalents	(14)	(3)
Cash and cash equivalents:
Decrease	(115)	(204)
Balance at beginning of period	1,293	1,686
Balance at end of period	$1,178	$1,482
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
The condensed consolidated balance sheet data at December 27, 2014 was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. You should read these statements in conjunction with our audited consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended December 27, 2014.
On March 24, 2015, we entered into an Agreement and Plan of Merger (the “merger agreement”) with H.J. Heinz Holding Corporation, a Delaware corporation (“Heinz”), Kite Merger Sub Corp., a Virginia corporation and a direct wholly owned subsidiary of Heinz (“Merger Sub I”) and Kite Merger Sub LLC, a Delaware limited liability company and a direct wholly owned subsidiary of Heinz (“Merger Sub II”), providing for the merger of Merger Sub I with and into Kraft (the “Proposed Merger”), with Kraft surviving the Proposed Merger as a wholly owned subsidiary of Heinz. Immediately following the effective time of the Proposed Merger, a series of transactions will be completed:  (i) Kraft will be merged with and into Merger Sub II, with Merger Sub II surviving as a wholly owned subsidiary of Heinz and (ii) Heinz will effect a series of transactions after which Merger Sub II will merge with and into H. J. Heinz Company, a subsidiary of Heinz, with H. J. Heinz Company surviving. Pursuant to the merger agreement, at the effective time of the Proposed Merger, each share of our common stock issued and outstanding immediately prior to the effective time of the Proposed Merger (other than deferred shares and restricted shares) will be converted into the right to receive one fully paid and nonassessable share of common stock of the combined company. Prior to the effective time of the Proposed Merger, we will declare a special cash dividend equal to $16.50 per share of our common stock issued and outstanding to shareholders of Kraft as of a record date immediately prior to the closing of the Proposed Merger. Upon the completion of the Proposed Merger, Heinz will change its name to “The Kraft Heinz Company”. See Note 15, The Proposed Merger with Heinz, for additional information on the merger agreement and the proposed transaction.
New Accounting Pronouncements:
In April 2014, the Financial Accounting Standards Board (the "FASB") issued an accounting standard update ("ASU") that modified the criteria for reporting the disposal of a component of an entity as discontinued operations. In addition, the ASU requires additional disclosures about discontinued operations. In 2015 and thereafter, the ASU is effective for all disposals of components of an entity. The adoption of this guidance did not have a material impact on our financial statements and related disclosures.
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

Note 2.  Inventories
Inventories at March 28, 2015 and December 27, 2014 were:

	March 28, 2015	December 27, 2014
	(in millions)
Raw materials	$497	$481
Work in process	280	296
Finished product	1,109	998
Inventories	$1,886	$1,775
Note 3.  Property, Plant and Equipment
Property, plant and equipment at March 28, 2015 and December 27, 2014 were:

	March 28, 2015	December 27, 2014
	(in millions)
Land	$79	$79
Buildings and improvements	1,891	1,881
Machinery and equipment	5,633	5,619
Construction in progress	512	464
	8,115	8,043
Accumulated depreciation	(3,921)	(3,851)
Property, plant and equipment, net	$4,194	$4,192
Note 4.  Goodwill and Intangible Assets
Goodwill by reportable segment at March 28, 2015 and December 27, 2014 was:

	March 28, 2015	December 27, 2014
	(in millions)
Cheese	$3,000	$3,000
Refrigerated Meals	985	985
Beverages	1,290	1,290
Meals & Desserts	1,572	1,572
Enhancers & Snack Nuts	2,644	2,644
Canada	969	1,051
Other Businesses	853	862
Goodwill	$11,313	$11,404
The change in goodwill during the three months ended March 28, 2015 of $91 million reflected the impact of foreign currency.
Intangible assets consist primarily of indefinite-lived trademarks. Amortizing intangible assets were insignificant in both periods presented.
We test goodwill and indefinite-lived intangible assets for impairment at least annually in the fourth quarter or when a triggering event occurs. During our annual 2014 indefinite-lived intangible asset impairment test, we noted that a $958 million trademark and a $261 million trademark within our Enhancers business had excess fair values over their carrying values of less than 20%. While these trademarks passed the 2014 impairment test, if our projections of future operating income were to decline, or if valuation factors outside of our control, such as discount rates, change unfavorably, the estimated fair value of one or both of these trademarks could be adversely affected, leading to a potential impairment in the future. No events occurred during the three months ended March 28, 2015 that indicated it was more likely than not that either our goodwill or indefinite-lived intangible assets were impaired.

Note 5.  Cost Savings Initiatives

Cost savings initiatives are related to reorganization activities including severance, asset disposals, and other activities. The tables below exclude transaction costs related to the Proposed Merger. See Note 15, The Proposed Merger with Heinz, for additional information on the merger agreement and the proposed transaction.
Cost Savings Initiatives Expenses:
We recorded expenses related to our cost savings initiatives in the condensed consolidated financial statements as follows:

	For the Three Months Ended
	March 28, 2015	March 29, 2014
	(in millions)
Asset impairment and exit costs	$—	$(2)
Cost of sales	36	7
Selling, general and administrative expenses	2	9
	$38	$14
Cost Savings Initiatives Expenses by Segment:
During the three months ended March 28, 2015 and March 29, 2014, we recorded cost savings initiatives expenses within segment operating income as follows:

	For the Three Months Ended
	March 28, 2015	March 29, 2014
	(in millions)
Cheese	$1	$4
Refrigerated Meals	10	2
Beverages	1	(1)
Meals & Desserts	22	—
Enhancers & Snack Nuts	—	4
Canada	3	—
Other Businesses	1	—
Corporate expenses	—	5
Total	$38	$14
Note 6.  Capital Stock
Our Amended and Restated Articles of Incorporation authorize the issuance of up to 5.0 billion shares of common stock and 500 million shares of preferred stock.
Shares of common stock issued, in treasury and outstanding were:

	Shares Issued	Treasury Shares	Shares Outstanding
Balance at December 27, 2014	601,402,816	(14,070,872)	587,331,944
Shares of common stock repurchased	—	(20,000)	(20,000)
Exercise of stock options, issuance of other stock awards and other	3,180,298	(303,621)	2,876,677
Balance at March 28, 2015	604,583,114	(14,394,493)	590,188,621

There were no preferred shares issued or outstanding at March 28, 2015 or December 27, 2014.
On December 17, 2013, our Board of Directors authorized a $3.0 billion share repurchase program with no expiration date. Under the share repurchase program, we are authorized to repurchase shares of our common stock in the open market or in privately negotiated transactions. The timing and amount of share repurchases are subject to management's evaluation of market conditions, applicable legal requirements, and other factors. We are not obligated to repurchase any shares of our common stock and may suspend the program at our discretion. In the three months ended March 28, 2015, we repurchased 20,000 shares for approximately $1 million under this program. At March 28, 2015 we have repurchased approximately 13.1 million shares in the aggregate for approximately $747 million under this program since its inception. While we have not terminated this program, we have agreed to suspend purchases under the program pursuant to the terms of the merger agreement.
Note 7.  Stock Plans
Under the Kraft Foods Group, Inc. 2012 Performance Incentive Plan, we may grant eligible employees awards of stock options, stock appreciation rights, restricted stock, and restricted stock units (“RSUs”) as well as performance based long-term incentive awards (“Performance Shares”).
Stock Options:
In February 2015, as part of our equity compensation program, we granted 2.0 million stock options to eligible employees with an exercise price of $63.78 per share. During the three months ended March 28, 2015, we also granted an additional 0.2 million stock options to eligible employees with a weighted average exercise price of $64.34 per share. During the three months ended March 28, 2015, 2.6 million stock options were exercised with a total intrinsic value of $114 million. At March 28, 2015, we recorded a receivable of $92 million within other current assets related to stock options exercised for which we had not yet received the related cash proceeds. These proceeds were received in the subsequent month.
Restricted Stock, RSUs, and Performance Shares:
In February 2015, as part of our equity compensation program, we granted 0.4 million RSUs with a grant date fair value of $63.78 per share. During the three months ended March 28, 2015, we also granted 0.1 million off-cycle RSUs with a weighted average grant date fair value per share of $63.93.
During the three months ended March 28, 2015, 0.9 million shares of restricted stock, RSUs, and Performance Shares vested with an aggregate fair value of $57 million.
Note 8.  Postemployment Benefit Plans
Pension Plans
Components of Net Pension Cost / (Benefit):
Net pension cost / (benefit) consisted of the following for the three months ended March 28, 2015 and March 29, 2014:

	U.S. Plans		Non-U.S. Plans
	For the Three Months Ended		For the Three Months Ended
	March 28, 2015	March 29, 2014	March 28, 2015	March 29, 2014
	(in millions)
Service cost	$24	$21	$4	$4
Interest cost	71	72	12	14
Expected return on plan assets	(84)	(81)	(15)	(15)
Actuarial losses / (gains)	40	(32)	1	(6)
Amortization of prior service costs	2	1	—	—
Net pension cost / (benefit)	$53	$(19)	$2	$(3)
We remeasure all of our postemployment benefit plans at least annually at the end of our fiscal year. As a result of the December 27, 2014 remeasurement, we capitalized an aggregate expense of $41 million from market-based impacts related to our pension plans into inventory consistent with our capitalization policy. During the three months ended March 28, 2015, the entire expense previously capitalized was recognized in cost of sales and is included in actuarial losses / (gains) in the table above.
In addition, as result of the December 28, 2013 remeasurement, we capitalized an aggregate benefit of $34 million from market-based impacts related to our pension plans into inventory. During the three months ended March 29, 2014, the entire benefit previously capitalized was recognized in cost of sales and is included in actuarial losses / (gains) in the table above.

Employer Contributions:
During the three months ended March 28, 2015, we contributed $6 million to our U.S. pension plans and $7 million to our non-U.S. pension plans. Based on our contribution strategy, we plan to make further contributions of up to approximately $165 million to our U.S. plans and up to approximately $20 million to our non-U.S. plans during the remainder of 2015. However, our actual contributions may differ due to many factors, including changes in tax, employee benefit, or other laws, tax deductibility, significant differences between expected and actual pension asset performance or interest rates, the Proposed Merger, or other factors.

Postretirement Benefit Plans

Components of Net Postretirement Health Care Cost:
Net postretirement health care cost consisted of the following for the three months ended March 28, 2015 and March 29, 2014:

	For the Three Months Ended
	March 28, 2015	March 29, 2014
	(in millions)
Service cost	$7	$7
Interest cost	37	37
Actuarial losses / (gains)	27	(20)
Amortization of prior service credits	(8)	(7)
Net postretirement health care cost	$63	$17
As a result of the December 27, 2014 remeasurement of our postretirement health care plans, we capitalized an aggregate expense of $36 million from market-based impacts into inventory consistent with our capitalization policy. During the three months ended March 28, 2015, the entire expense previously capitalized was recognized in cost of sales and is included in actuarial losses / (gains) in the table above.
In addition, as a result of the December 28, 2013 remeasurement, we capitalized an aggregate benefit of $15 million from market-based impacts related to our postretirement health care plans into inventory. During the three months ended March 29, 2014, the entire benefit previously capitalized was recognized in cost of sales and is included in actuarial losses / (gains) in the table above.
Other Postemployment Benefit Plans
Components of Net Other Postemployment Cost:
Net other postemployment cost consisted of $1 million of service cost for the three months ended March 28, 2015 and March 29, 2014.

Note 9.  Financial Instruments
See our consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended December 27, 2014, for additional information on our overall risk management strategies, our use of derivatives, and related accounting policies.
Fair Value of Derivative Instruments:
The fair values and the levels within the fair value hierarchy of derivative instruments recorded on the condensed consolidated balance sheets at March 28, 2015 and December 27, 2014 were (in millions):

	March 28, 2015
	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)		Total Fair Value
	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities

Derivatives designated as hedging instruments:
Commodity contracts	$3	$10	$—	$—	$—	$—	$3	$10
Foreign exchange contracts	—	—	140	—	—	—	140	—
Derivatives not designated as hedging instruments:
Commodity contracts	35	89	—	1	—	—	35	90
Foreign exchange contracts	—	—	1	—	—	—	1	—
Total fair value	$38	$99	$141	$1	$—	$—	$179	$100

	December 27, 2014
	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)		Total Fair Value
	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities

Derivatives designated as hedging instruments:
Commodity contracts	$2	$5	$—	$—	$—	$—	$2	$5
Foreign exchange contracts	—	—	80	—	—	—	80	—
Derivatives not designated as hedging instruments:
Commodity contracts	46	99	—	4	—	—	46	103
Total fair value	$48	$104	$80	$4	$—	$—	$128	$108

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

Derivative Volume:
The net notional values of our derivative instruments at March 28, 2015 and December 27, 2014 were:

	Notional Amount
	March 28, 2015	December 27, 2014
	(in millions)
Commodity contracts	$1,326	$1,543
Foreign exchange contracts	1,259	1,074
Cash Flow Hedges:
Cash flow hedge activity, net of income taxes, within accumulated other comprehensive losses included:

	For the Three Months Ended
	March 28, 2015	March 29, 2014
	(in millions)
Accumulated other comprehensive losses at beginning of period	$(125)	$(129)
Unrealized (losses) / gains:
Commodity contracts	(7)	21
Foreign exchange contracts	43	12
	36	33
Transfer of realized losses / (gains) to earnings:
Commodity contracts	1	3
Foreign exchange contracts	(43)	(15)
Interest rate contracts	2	2
	(40)	(10)
Accumulated other comprehensive losses at end of period	$(129)	$(106)
The (losses) / gains on ineffectiveness recognized in pre-tax earnings were:

	For the Three Months Ended
	March 28, 2015	March 29, 2014
	(in millions)
Commodity contracts	$(2)	$41
We record the pre-tax gain or loss reclassified from accumulated other comprehensive losses and the gain or loss on ineffectiveness in:

•	cost of sales for commodity contracts;

•	cost of sales for foreign exchange contracts related to forecasted transactions; and

•	interest and other expense, net for foreign exchange contracts related to intercompany loans and interest rate contracts.
Based on our valuation at March 28, 2015, we would expect to transfer unrealized losses of $9 million (net of taxes) for commodity cash flow hedges, unrealized gains of $26 million (net of taxes) for foreign currency cash flow hedges, and unrealized losses of $8 million (net of taxes) for interest rate cash flow hedges to earnings during the next 12 months.

Hedge Coverage:
At March 28, 2015, we had hedged forecasted transactions for the following durations:

•	commodity transactions for periods not exceeding the next two years;

•	foreign currency transactions for periods not exceeding the next four years; and

•	interest rate transactions for periods not exceeding the next 28 years.
Economic Hedges:
The (losses) / gains recorded in pre-tax earnings for economic hedges that are not designated as hedging instruments included:

	For the Three Months Ended		Location of (Losses) / Gains Recognized in Earnings
	March 28, 2015	March 29, 2014
	(in millions)
Commodity contracts	$(26)	$32	Cost of sales
Foreign exchange contracts	1	4	Selling, general and administrative expenses
	$(25)	$36
Note 10.  Commitments, Contingencies and Debt
Legal Proceedings:
We are routinely involved in legal proceedings, claims, and governmental inquiries, inspections or investigations (“Legal Matters”) arising in the ordinary course of our business.
On April 1, 2015, the Commodity Futures Trading Commission (“CFTC”) filed a formal complaint against Mondelēz International, Inc. (“Mondelēz International,” formerly known as Kraft Foods Inc.) and us in the U.S. District Court for the Northern District of Illinois, Eastern Division, related to activities involving the trading of December 2011 wheat futures contracts. The complaint alleges that Mondelēz International and we (1) manipulated or attempted to manipulate the wheat markets during the fall of 2011, (2) violated position limit levels for wheat futures, and (3) engaged in non-competitive trades by trading both sides of exchange-for-physical Chicago Board of Trade wheat contracts. As previously disclosed, these activities arose prior to the Spin-Off (the "Spin-Off," on October 1, 2012, Mondelēz International spun-off Kraft Foods Group to Mondelēz International’s shareholders) and involve the business now owned and operated by Mondelēz International or its affiliates. Our Separation and Distribution Agreement with Mondelēz International, dated as of September 27, 2012, governs the allocation of liabilities between Mondelēz International and us and, accordingly, Mondelēz International will predominantly bear the costs of this matter and any monetary penalties or other payments that the CFTC may impose. We do not expect this matter to have a material adverse effect on our financial condition, results of operations, or business.
While we cannot predict with certainty the results of Legal Matters in which we are currently involved or may in the future be involved, we do not expect that the ultimate costs to resolve any of the Legal Matters that are currently pending will have a material adverse effect on our financial condition or results of operations.
Third-Party Guarantees:
We have third-party guarantees primarily covering long-term obligations related to leased properties. The carrying amounts of our third-party guarantees were $20 million at March 28, 2015 and $22 million at December 27, 2014. The maximum potential payment under these guarantees was $37 million at March 28, 2015 and $42 million at December 27, 2014. Substantially all of these guarantees expire at various times through 2027.

Fair Value of our Debt:
The fair value of our long-term debt was determined using Level 1 quoted prices in active markets for the publicly traded debt obligations. At March 28, 2015, the aggregate fair value of our total debt was $11.0 billion as compared with the carrying value of $10.0 billion.

Note 11.  Income Taxes
Our effective tax rate was 32.2% for the three months ended March 28, 2015, favorably impacted by the Domestic Manufacturer’s Deduction and favorable tax rates in foreign jurisdictions, partially offset by the unfavorable impact of state taxes. Our effective tax rate was also favorably impacted by net discrete items totaling $10 million, primarily from the reversal of uncertain tax positions.
Our effective tax rate was 34.9% for the three months ended March 29, 2014, favorably impacted by the Domestic Manufacturer’s Deduction and favorable tax rates in foreign jurisdictions, partially offset by the unfavorable impact of state taxes. Our effective tax rate was also unfavorably impacted by net discrete items totaling $4 million.
Note 12.  Accumulated Other Comprehensive Losses
The components of, and changes in, accumulated other comprehensive losses were as follows (net of tax):

	Foreign Currency Adjustments	Postemployment Benefit Plan Adjustments	Derivative Hedging Adjustments	Total Accumulated Other Comprehensive Losses
	(in millions)
Balance at December 27, 2014	$(518)	$81	$(125)	$(562)
Other comprehensive (losses) / gains before reclassifications	(64)	—	36	(28)
Amounts reclassified from accumulated other comprehensive losses	—	(4)	(40)	(44)
Net current-period other comprehensive losses	(64)	(4)	(4)	(72)
Balance at March 28, 2015	$(582)	$77	$(129)	$(634)
Amounts reclassified from accumulated other comprehensive losses in the three months ended March 28, 2015 and March 29, 2014 were as follows:

	Amounts Reclassified from Accumulated Other Comprehensive Losses
	For the Three Months Ended
Details about Accumulated Other Comprehensive Losses Components	March 28, 2015	March 29, 2014	Affected Line Item in the Statement Where Net Income is Presented
	(in millions)
Derivative hedging losses / (gains)
Commodity contracts	$2	$5	Cost of sales
Foreign exchange contracts	(8)	(8)	Cost of sales
Foreign exchange contracts	(60)	(16)	Interest and other expense, net
Interest rate contracts	3	3	Interest and other expense, net
Total before tax	(63)	(16)	Earnings before income taxes
Tax benefit	23	6	Provision for income taxes
Total net of tax	$(40)	$(10)	Net earnings

Postemployment benefit plan adjustments
Amortization of prior service credits	$(6)	$(6)	(1)
Total before tax	(6)	(6)	Earnings before income taxes
Tax benefit	2	2	Provision for income taxes
Total net of tax	$(4)	$(4)	Net earnings

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

	For the Three Months Ended
	March 28, 2015	March 29, 2014
	(in millions, except per share data)
Basic EPS:
Net earnings	$429	$513
Earnings allocated to participating securities	1	2
Earnings available to common shareholders - basic	$428	$511
Weighted average shares of common stock outstanding	588	596
Net earnings per share	$0.73	$0.86
Diluted EPS:
Net earnings	$429	$513
Earnings allocated to participating securities	1	2
Earnings available to common shareholders - diluted	$428	$511
Weighted average shares of common stock outstanding	588	596
Effect of dilutive securities	5	5
Weighted average shares of common stock outstanding, including dilutive effect	593	601
Net earnings per share	$0.72	$0.85
We excluded antidilutive stock options and Performance Shares from our calculation of weighted average shares of common stock outstanding for diluted EPS of 0.8 million for the three months ended March 28, 2015 and 1.3 million for the three months ended March 29, 2014.
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

•
Unrealized gains and losses on hedging activities (which are a component of cost of sales) in order to provide better transparency of our segment operating results. Unrealized gains and losses on hedging activities, which includes unrealized gains and losses on our commodity derivatives not designated as hedging instruments as well as the ineffective portion of unrealized gains and losses on our commodity derivatives designated as hedging instruments, are recorded in Corporate until realized. Once realized, the gains and losses are recorded within the applicable segment operating results.

•	Certain general corporate expenses and Proposed Merger transaction costs (which are a component of selling, general and administrative expenses).

Furthermore, we centrally manage interest and other expense, net. Accordingly, we do not present these items by segment because they are excluded from the segment profitability measures that management reviews.
Our segment net revenues and earnings consisted of:

	For the Three Months Ended
	March 28, 2015	March 29, 2014
	(in millions)
Net revenues:
Cheese	$1,020	$1,007
Refrigerated Meals	833	816
Beverages	702	674
Meals & Desserts	488	498
Enhancers & Snack Nuts	493	503
Canada	382	427
Other Businesses	434	437
Net revenues	$4,352	$4,362

	For the Three Months Ended
	March 28, 2015	March 29, 2014
	(in millions)
Earnings before income taxes:
Operating income:
Cheese	$224	$187
Refrigerated Meals	97	96
Beverages	123	131
Meals & Desserts	132	142
Enhancers & Snack Nuts	142	148
Canada	62	66
Other Businesses	48	59
Market-based impacts to postemployment benefit plans	(77)	49
Certain other postemployment benefit plan income	16	11
Unrealized gains on hedging activities	2	42
Proposed Merger transaction costs	(17)	—
General corporate expenses	(12)	(27)
Operating income	740	904
Interest and other expense, net	107	116
Earnings before income taxes	$633	$788
Note 15.  The Proposed Merger with Heinz
On March 24, 2015, we entered into the merger agreement with Heinz, Merger Sub I and Merger Sub II, pursuant to which, in a series of transactions, we will merge with and into a subsidiary of Heinz. At the effective time of the Proposed Merger, each share of our common stock issued and outstanding immediately prior to the effective time of the Proposed Merger (other than deferred shares and restricted shares) will be converted into the right to receive one fully paid and nonassessable share of common stock of the combined company. Prior to the effective time of the Proposed Merger, we will declare a special cash dividend equal to $16.50 per share of our common stock issued and outstanding to our shareholders as of a record date immediately prior to the closing. At the closing of the Proposed Merger, Heinz will change its name to “The Kraft Heinz Company”.

In the first quarter of 2015, we incurred $17 million in transaction costs related to the Proposed Merger.
The merger agreement contains customary representations, warranties and covenants of Kraft, Heinz, Merger Sub I and Merger Sub II. Covenants in the merger agreement made by Kraft and Heinz include covenants regarding the operation of the business of each Kraft, Heinz and their respective subsidiaries prior to the effective time of the Proposed Merger, and a customary non-solicitation covenant prohibiting Kraft from (a) soliciting, providing non-public information or engaging or participating in any discussions or negotiations concerning proposals relating to alternative business combination transactions, or (b) entering into an acquisition agreement in connection with such an alternative business combination transaction, in each case, except as permitted under the merger agreement.
The transaction is expected to close during the second half of 2015. Completion of the transaction is subject to the satisfaction or waiver of specified closing conditions, including (i) the approval of the Proposed Merger by the affirmative vote of holders of a majority of our outstanding shares entitled to vote at a special shareholders meeting, (ii) the listing of the common stock of the combined company on the New York Stock Exchange or NASDAQ, (iii) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and the receipt of certain other regulatory approvals required to consummate the Proposed Merger, (iv) the effectiveness of the registration statement on Form S-4 that Heinz has filed in connection with the issuance of shares of its common stock in the Proposed Merger under the Securities Act of 1933, (v) other customary closing conditions, including (a) the absence of any law or order prohibiting the Proposed Merger or the other transactions contemplated by the merger agreement, (b) the accuracy of each party’s representations and warranties (subject to customary materiality qualifiers), (c) the absence of any Material Adverse Effect (as defined in the merger agreement) on the respective other party and (d) each party’s performance of its obligations and covenants contained in the merger agreement in all material respects and (vi) as a condition to our obligation to close the Proposed Merger, Heinz’s receipt of certain equity investment required pursuant to the merger agreement.
The merger agreement contains a number of termination rights for both Heinz and us, including the right to terminate the merger agreement if the Proposed Merger is not consummated by March 31, 2016 (provided that no party may terminate the merger agreement if such party’s breach proximately contributed to the failure to close by such date). The merger agreement also provides for certain other customary termination rights for both Heinz and us, and further provides that, upon termination of the merger agreement under certain specified circumstances, we will be required to pay Heinz a termination fee of $1.2 billion or, upon termination of the merger agreement due to failure to obtain approval of our shareholders for the Proposed Merger, we are required to reimburse Heinz’s reasonable and documented out-of-pocket expenses up to a cap of $15 million (which reimbursement will reduce on a dollar-for-dollar basis any termination fee subsequently payable by us).
Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
Description of the Company
We manufacture and market food and beverage products, including cheese, meats, refreshment beverages, coffee, packaged dinners, refrigerated meals, snack nuts, dressings, and other grocery products, primarily in the United States and Canada. Our product categories span breakfast, lunch, and dinner meal occasions.
Proposed Merger with Heinz
On March 24, 2015, we entered into the merger agreement with Heinz, Merger Sub I and Merger Sub II, pursuant to which, in a series of transactions, we will merge with and into a subsidiary of Heinz. Pursuant to the merger agreement, at the effective time of the Proposed Merger, each share of our common stock issued and outstanding immediately prior to the effective time of the Proposed Merger (other than deferred shares and restricted shares) will be converted into the right to receive one fully paid and nonassessable share of common stock of the combined company. Prior to the effective time of the Proposed Merger, we will declare a special cash dividend equal to $16.50 per share of our common stock issued and outstanding to shareholders of Kraft as of a record date immediately prior to the closing. At the closing of the Proposed Merger, Heinz will change its name to “The Kraft Heinz Company”.

For additional information related to the Merger and the merger agreement, please refer to our Current Reports on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on March 25, 2015. The foregoing description of the merger agreement is qualified in its entirety by reference to the full text of the merger agreement included as Exhibit 2.1 to this quarterly report on Form 10-Q.

Consolidated Results of Operations
Summary of Results

	For the Three Months Ended
	March 28, 2015	March 29, 2014	% Change
	(in millions, except per share data)
Net revenues	$4,352	$4,362	(0.2)%
Operating income	$740	$904	(18.1)%
Net earnings	$429	$513	(16.4)%
Diluted earnings per share	$0.72	$0.85	(15.3)%
Net Revenues

	For the Three Months Ended
	March 28, 2015	March 29, 2014	% Change
	(in millions)
Net revenues	$4,352	$4,362	(0.2)%
Impact of foreign currency	53	—	1.2	pp
Sales to Mondelēz International	(28)	(33)	0.1	pp
Organic Net Revenues (1)	$4,377	$4,329	1.1%
Net pricing			1.2	pp
Volume/mix			(0.1	)pp

(1)	Organic Net Revenues is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.

Net revenues were essentially flat year-over-year as Organic Net Revenue growth was offset by the unfavorable impact of foreign currency. Organic Net Revenues grew 1.1%, driven primarily by price increases taken over the past year. Unfavorable volume/mix was due to price elasticity volume impacts in the Canada, Cheese, and Refrigerated Meals segments as well as category declines in the Meals & Desserts segment. These volume/mix impacts were mostly offset by favorable Easter-related shipment timing across most segments (approximately one percentage point), new products in the Beverages segment, and growth in our Exports business. The Easter holiday occurred earlier in the second quarter of 2015 than in 2014, which led to the shipment of a portion of Easter-related customer orders in the first quarter of 2015.

Operating Income

	Operating Income	Change
	(in millions)	(percentage point)
Operating Income for the Three Months Ended March 29, 2014	$904
Change in volume/mix	(12)	(1.4	) pp
Higher net pricing	52	6.0	pp
Higher product costs	(56)	(6.4	) pp
Lower selling, general and administrative expenses	68	8.2	pp
Higher expenses for cost savings initiatives	(24)	(2.8	) pp
Proposed Merger transaction costs	(17)	(1.9	) pp
Change in unrealized gains / losses on hedging activities	(40)	(5.0	) pp
Change in market-based impacts to postemployment benefit plans	(126)	(13.7	) pp
Impact of foreign currency	(10)	(1.2	) pp
Change in other	1	0.1	pp
Operating Income for the Three Months Ended March 28, 2015	$740	(18.1)%
Higher product costs were due to increased commodity costs (primarily coffee beans, packaging materials, and nuts), partially offset by lower manufacturing costs driven by net productivity.
Lower selling, general and administrative expenses were driven by reductions in marketing spending and lower overhead costs from cost management efforts.
Cost savings initiatives expenses were $38 million in the first quarter of 2015 compared to $14 million in the first quarter of 2014. For additional information about cost savings initiatives, see Note 5, Cost Savings Initiatives, to the condensed consolidated financial statements.
In the first quarter of 2015, we incurred $17 million in transaction costs related to the Proposed Merger.
Unrealized gains / losses on hedging activities, which includes unrealized gains and losses on our commodity derivatives not designated as hedging instruments as well as the ineffective portion of unrealized gains and losses on our commodity derivatives designated as hedging instruments, amounted to gains of $2 million in the first quarter of 2015 compared to gains of $42 million in the first quarter of 2014.
The $126 million unfavorable change in market-based impacts to postemployment benefit plans reflects first quarter 2015 expenses of $77 million compared to a benefit of $49 million in the first quarter of 2014.

Net Earnings and Diluted Earnings per Share
Net earnings decreased 16.4% to $429 million in the first quarter of 2015.

Diluted EPS
Diluted EPS for the Three Months Ended March 29, 2014	$0.85
Change in results from operations	0.06
Higher expenses for cost savings initiatives, net of taxes	(0.03)
Proposed Merger transaction costs	(0.02)
Change in unrealized gains / losses on hedging activities	(0.04)
Change in market-based impacts to postemployment benefit plans, net of taxes	(0.10)
Change in taxes	(0.01)
Impact of foreign currency	(0.01)
Change in other	0.02
Diluted EPS for the Three Months Ended March 28, 2015	$0.72
Our effective tax rate was 32.2% for the three months ended March 28, 2015 and 34.9% for the three months ended March 29, 2014. See Note 11, Income Taxes, to the condensed consolidated financial statements for a discussion of tax rates.
Results of Operations by Reportable Segment
We manage and report operating results through six reportable segments: Cheese, Refrigerated Meals, Beverages, Meals & Desserts, Enhancers & Snack Nuts, and Canada. Our remaining businesses, including our Foodservice and Exports businesses, are aggregated and disclosed as “Other Businesses”.

	For the Three Months Ended
	March 28, 2015	March 29, 2014
	(in millions)
Net revenues:
Cheese	$1,020	$1,007
Refrigerated Meals	833	816
Beverages	702	674
Meals & Desserts	488	498
Enhancers & Snack Nuts	493	503
Canada	382	427
Other Businesses	434	437
Net revenues	$4,352	$4,362

	For the Three Months Ended
	March 28, 2015	March 29, 2014
	(in millions)
Operating income:
Cheese	$224	$187
Refrigerated Meals	97	96
Beverages	123	131
Meals & Desserts	132	142
Enhancers & Snack Nuts	142	148
Canada	62	66
Other Businesses	48	59
Market-based impacts to postemployment benefit plans	(77)	49
Certain other postemployment benefit plan income	16	11
Unrealized gains on hedging activities	2	42
Proposed Merger transaction costs	(17)	—
General corporate expenses	(12)	(27)
Operating income	$740	$904
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

•
Unrealized gains and losses on hedging activities (which are a component of cost of sales) in order to provide better transparency of our segment operating results. Unrealized gains and losses on hedging activities, which includes unrealized gains and losses on our commodity derivatives not designated as hedging instruments as well as the ineffective portion of unrealized gains and losses on our commodity derivatives designated as hedging instruments, are recorded in Corporate until realized. Once realized, the gains and losses are recorded within the applicable segment operating results.

•	Certain general corporate expenses and Proposed Merger transaction costs (which are a component of selling, general and administrative expenses).
Cheese

	For the Three Months Ended
	March 28, 2015	March 29, 2014	% Change
	(in millions)
Net revenues	$1,020	$1,007	1.3%
Organic Net Revenues(1)	1,007	996	1.1%
Segment operating income	224	187	19.8%

(1)	See the Non-GAAP Financial Measures section at the end of this item.
Net revenues increased 1.3%, which included the impact of higher sales to Mondelēz International (0.2 pp). Organic Net Revenues increased 1.1%, driven by higher net pricing (2.7 pp) primarily from the carryover impact of price increases taken in previous quarters, partially offset by unfavorable volume/mix (1.6 pp). Unfavorable volume/mix reflected the volume loss associated with price increases, particularly in natural cheese and sandwich cheese, that was partially offset by the timing of Easter-related shipments and success of cream cheese product innovations launched in the prior year.
Segment operating income increased 19.8%, due primarily to the carryover impact of price increases taken in previous quarters.
Refrigerated Meals

	For the Three Months Ended
	March 28, 2015	March 29, 2014	% Change
	(in millions)
Net revenues	$833	$816	2.1%
Organic Net Revenues(1)	833	816	2.1%
Segment operating income	97	96	1.0%

(1)	See the Non-GAAP Financial Measures section at the end of this item.
Net revenues increased 2.1%, driven by higher net pricing (3.2 pp), partially offset by unfavorable volume/mix (1.1 pp). Higher net pricing reflected the carryover impact of price increases taken in previous quarters in cold cuts and hot dogs, partially offset by lower net pricing in bacon. Unfavorable volume/mix was due primarily to the volume loss associated with price increases, partially offset by the timing of Easter-related shipments, particularly in bacon.
Segment operating income increased 1.0%, which included the unfavorable impact of higher spending on cost savings initiatives (8.2pp). Segment operating income favorability was primarily driven by higher net pricing, partially offset by unfavorable volume/mix.
Beverages

	For the Three Months Ended
	March 28, 2015	March 29, 2014	% Change
	(in millions)
Net revenues	$702	$674	4.2%
Organic Net Revenues(1)	702	674	4.2%
Segment operating income	123	131	(6.1)%

(1)	See the Non-GAAP Financial Measures section at the end of this item.
Net revenues increased 4.2%, as the business realized both favorable volume/mix (2.7 pp) and higher net pricing (1.5 pp). Favorable volume/mix was driven by the recent launch of McCafé coffee and an increase in shipments of ready-to-drink beverages ahead of a planned price increase, partially offset by lower shipments of powdered beverages due to category declines. Higher net pricing reflected the carryover impact of price increases taken in previous quarters in roast and ground coffee, partially offset by new product promotional support.
Segment operating income decreased 6.1%, due primarily to higher coffee beans commodity costs, partially offset by reductions in marketing spending and higher net pricing.

Meals & Desserts

	For the Three Months Ended
	March 28, 2015	March 29, 2014	% Change
	(in millions)
Net revenues	$488	$498	(2.0)%
Organic Net Revenues(1)	488	498	(2.0)%
Segment operating income	132	142	(7.0)%

(1)	See the Non-GAAP Financial Measures section at the end of this item.
Net revenues decreased 2.0%, due to unfavorable volume/mix (1.6 pp) and lower net pricing (0.4 pp). Unfavorable volume/mix reflected category declines primarily in macaroni and cheese and market share losses in refrigerated ready-to-eat desserts, partially offset by the timing of Easter-related shipments of dessert toppings and dry packaged desserts. Lower net pricing was due primarily to increased macaroni and cheese promotional activity.
Segment operating income decreased 7.0%, due primarily to higher spending on cost savings initiatives (15.5pp) and unfavorable volume/mix, partially offset by the timing of marketing spending and lower manufacturing costs driven by net productivity.
Enhancers & Snack Nuts

	For the Three Months Ended
	March 28, 2015	March 29, 2014	% Change
	(in millions)
Net revenues	$493	$503	(2.0)%
Organic Net Revenues(1)	493	503	(2.0)%
Segment operating income	142	148	(4.1)%

(1)	See the Non-GAAP Financial Measures section at the end of this item.
Net revenues decreased 2.0%, due to lower net pricing (3.0 pp), partially offset by favorable volume/mix (1.0 pp). Lower net pricing was due primarily to the timing of promotional spending while favorable volume/mix was driven by snack nuts growth including new products.
Segment operating income decreased 4.1%, due primarily to lower net pricing and higher nut commodity costs, partially offset by the timing of marketing spending.
Canada

	For the Three Months Ended
	March 28, 2015	March 29, 2014	% Change
	(in millions)
Net revenues	$382	$427	(10.5)%
Organic Net Revenues(1)	424	423	0.2%
Segment operating income	62	66	(6.1)%

(1)	See the Non-GAAP Financial Measures section at the end of this item.

Net revenues decreased 10.5%, which included the unfavorable impact of foreign currency (11.0 pp). Organic Net Revenues were essentially flat as higher net pricing (4.0 pp) was nearly offset by unfavorable volume/mix (3.8 pp). Higher net pricing reflected our February 2015 price increases across the majority of our portfolio. Unfavorable volume/mix reflected volume loss associated with price increases, particularly in peanut butter and roast and ground coffee, partially offset by the recent launch of McCafé coffee.
Segment operating income decreased 6.1%, which included an unfavorable impact of foreign currency (13.6 pp). Higher net pricing, reductions in marketing spending, and lower manufacturing costs were partially offset by increased input costs and unfavorable volume/mix.
Other Businesses

	For the Three Months Ended
	March 28, 2015	March 29, 2014	% Change
	(in millions)
Net revenues	$434	$437	(0.7)%
Organic Net Revenues(1)	430	419	2.6%
Segment operating income	48	59	(18.6)%

(1)	See the Non-GAAP Financial Measures section at the end of this item.
Net revenues decreased 0.7%, including the impacts of lower sales to Mondelēz International (1.9 pp) and unfavorable foreign currency (1.4 pp). Organic Net Revenues increased 2.6%, driven by favorable volume/mix (5.3 pp), partially offset by lower net pricing (2.7 pp). Favorable volume/mix was driven by geographic expansion in our Exports business, while lower net pricing reflected contractually-driven pricing, primarily dairy, in our Foodservice business.
Segment operating income decreased 18.6%, as lower net pricing relative to input costs and investments to grow our Exports business were partially offset by favorable volume/mix.
Liquidity and Capital Resources
We believe that cash generated from our operating activities and our $3.0 billion revolving credit facility, which includes our commercial paper program, will provide sufficient liquidity to meet our working capital needs, expected cost savings initiatives expenditures, planned capital expenditures and contributions to our postemployment benefit plans, purchases under our discretionary share repurchase program, future contractual obligations, and payment of our anticipated quarterly dividends. We will use our cash on hand, our commercial paper program, and our existing revolving credit facility for daily funding requirements. Overall, we do not expect any negative effects on our funding sources that would have a material effect on our short-term or long-term liquidity.
Net Cash Provided by Operating Activities:
Operating activities provided net cash of $334 million in the three months ended March 28, 2015 and $251 million in the three months ended March 29, 2014. Net earnings in the first quarter of 2015 included unfavorable non-cash market-based impacts to postemployment benefit plans compared to favorable non-cash market-based impacts to postemployment benefit plans in the first quarter of 2014. Operating cash flows in each period reflected a normal seasonal increase in working capital levels. This seasonal increase was less pronounced in the first quarter of 2015 than in the first quarter of 2014, resulting in an increase in net cash provided by operating activities between years.
Net Cash Used in Investing Activities:
Net cash used in investing activities was $142 million in the three months ended March 28, 2015 and $76 million in the three months ended March 29, 2014, comprised mainly of capital expenditures. Pursuant to the merger agreement, we are limited in making any acquisition or investment or making any capital expenditure other than (i) investments in our subsidiaries, (ii) acquisitions of, or improvements to, assets used in our operations in the ordinary course of business, (iii) short-term investments of cash in marketable securities in the ordinary course of business, and (iv) capital expenditures in accordance with the capital expenditure plan we disclosed in writing to Heinz prior to the execution of the merger agreement. We expect to fund our capital expenditures with cash from operations.

Net Cash Used in Financing Activities:
Net cash used in financing activities was $293 million in the three months ended March 28, 2015 and $376 million in the three months ended March 29, 2014. Net cash used in the first quarter of 2015 and 2014 was comprised mainly of dividend payments. The decrease in net cash used in financing activities in the first quarter of 2015 was primarily driven by a reduction in repurchases of shares of common stock under our share repurchase program.
Total Debt:
Our total debt was $10.0 billion at March 28, 2015 and December 27, 2014. The weighted average remaining term of our debt was 12.0 years at March 28, 2015. Our long-term debt contains customary representations, covenants, and events of default. We were in compliance with all covenants at March 28, 2015. We have $1.4 billion of long-term debt maturing in the next 12 months that is classified as current. Our 1.625% Senior Notes due 2015 and our 7.55% Debentures due 2015 (together, the “Maturing Notes”) each mature in June 2015. The merger agreement provides that we may refinance or repay the Maturing Notes on such terms as may be determined in our sole discretion after reasonable consultation with Heinz at any time prior to the closing date of the Proposed Merger. We and Heinz agreed in the merger agreement to use our respective reasonable best efforts to cooperate in connection with the refinancing of the Maturing Notes on the closing date, if they have not been previously refinanced or repaid by us. We currently anticipate that we will refinance the Maturing Notes using a combination of our existing revolving credit facility and cash on hand.
We maintain a $3.0 billion five-year senior unsecured revolving credit facility that expires on May 29, 2019 unless extended. The credit facility enables us to borrow up to $3.0 billion, which may be increased by up to $1.0 billion in the aggregate with the agreement of the lenders providing any increased commitments. The credit facility requires us to maintain a minimum total shareholders’ equity (excluding certain items) of at least $2.4 billion and also contains customary representations, covenants, and events of default. At March 28, 2015 and for the three months ended March 28, 2015, no amounts were drawn on this credit facility. For further description of our credit facility, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations— Liquidity and Capital Resources" in our Annual Report on Form 10-K for the year ended December 27, 2014.
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
During the three months ended March 28, 2015, our aggregate commodity costs increased over the prior year period, primarily as a result of higher costs of coffee beans, packaging materials, and nuts. Our commodity costs increased approximately $65 million in the three months ended March 28, 2015 compared to the three months ended March 29, 2014. We expect commodity cost volatility to continue over the remainder of the year. We manage commodity cost volatility primarily through pricing and risk management strategies. As a result of these risk management strategies, our commodity cost experience may not immediately correlate with market price trends.
Off-Balance Sheet Arrangements and Aggregate Contractual Obligations
We have no material off-balance sheet arrangements other than the guarantees and contractual obligations that are discussed below.
As discussed in Note 10, Commitments, Contingencies and Debt, to the condensed consolidated financial statements, we have third-party guarantees primarily covering long-term obligations related to leased properties. The carrying amounts of our third-party guarantees were $20 million at March 28, 2015 and $22 million at December 27, 2014. The maximum potential payment under these guarantees was $37 million at March 28, 2015 and $42 million at December 27, 2014. Substantially all of these guarantees expire at various times through 2027.
In addition, we were contingently liable for guarantees related to our own performance totaling $88 million at March 28, 2015 and $87 million at December 27, 2014. These primarily include letters of credit related to dairy commodity purchases and other letters of credit.
Guarantees have not had, and we do not expect them to have, a material effect on our liquidity.

Aggregate Contractual Obligations:
For a description of our contractual obligations, see our Annual Report on Form 10-K for the year ended December 27, 2014 under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Off-Balance Sheet Arrangements and Aggregate Contractual Obligations." There have been no material changes in our contractual obligations since December 27, 2014.
Equity and Dividends
On December 17, 2013, our Board of Directors authorized a $3.0 billion share repurchase program with no expiration date. Under the share repurchase program, we are authorized to repurchase shares of our common stock in the open market or in privately negotiated transactions. The timing and amount of share repurchases are subject to management's evaluation of market conditions, applicable legal requirements, and other factors. We are not obligated to repurchase any shares of our common stock and may suspend the program at our discretion. In the three months ended March 28, 2015, we repurchased 20,000 shares for approximately $1 million under this program. As of March 28, 2015, we have repurchased approximately 13.1 million shares in the aggregate for approximately $747 million under this program since its inception. While we have not terminated this program, we have agreed to suspend purchases under the program pursuant to the terms of the merger agreement.
See Note 7, Stock Plans, to the condensed consolidated financial statements for a discussion of our share-based equity programs.
Dividends:
We paid dividends of $324 million in the first quarter of 2015 and $313 million in the first quarter of 2014. On March 3, 2015, our Board of Directors declared a cash dividend of $0.55 per share of common stock, which was paid on April 24, 2015 to shareholders of record on April 10, 2015. In connection with this dividend, we recorded $326 million of dividends payable as of March 28, 2015. The present annualized dividend rate is $2.20 per share of common stock. The declaration of dividends is subject to the discretion of our Board of Directors and depends on various factors, including our net earnings, financial condition, cash requirements, future prospects, and other factors that our Board of Directors deems relevant to its analysis and decision making. In addition, pursuant to the merger agreement, we agreed not to make, declare or pay any dividend except the special cash dividend pursuant to the Proposed Merger and any regular quarterly dividends in an amount not to exceed $0.55 per share of our common stock or, beginning in our 2015 third quarter, $0.5775 per share of our common stock, in any fiscal quarter, in each case with a record date not more than two days prior to the anniversary of the record date of our regular quarterly dividend for the corresponding quarter of the previous fiscal year.
Significant Accounting Estimates
We prepare our condensed consolidated financial statements in conformity with U.S. GAAP. The preparation of these financial statements requires the use of estimates, judgments, and assumptions. Our significant accounting policies are described in Note 1 to our consolidated financial statements for the year ended December 27, 2014 in our Annual Report on Form 10-K. Our significant accounting estimates are described in our Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 27, 2014 in our Annual Report on Form 10-K. There were no changes to our accounting policies in the current period that had a material impact on our financial statements.
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

	Net Revenues	Impact of Currency	Sales to Mondelēz International	Organic Net Revenues
	(in millions)
Three Months Ended March 28, 2015
Cheese	$1,020	$—	$(13)	$1,007
Refrigerated Meals	833	—	—	833
Beverages	702	—	—	702
Meals & Desserts	488	—	—	488
Enhancers & Snack Nuts	493	—	—	493
Canada	382	47	(5)	424
Other Businesses	434	6	(10)	430
Total	$4,352	$53	$(28)	$4,377
Three Months Ended March 29, 2014
Cheese	$1,007	$—	$(11)	$996
Refrigerated Meals	816	—	—	816
Beverages	674	—	—	674
Meals & Desserts	498	—	—	498
Enhancers & Snack Nuts	503	—	—	503
Canada	427	—	(4)	423
Other Businesses	437	—	(18)	419
Total	$4,362	$—	$(33)	$4,329
Forward-looking Statements
This report contains a number of forward-looking statements. Words such as “anticipate,” “estimate,” “expect,” “plan,” “propose,” “believe,” “may,” “will,” and variations of such words and similar expressions are intended to identify our forward-looking statements. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. Examples of forward-looking statements include, but are not limited to, statements, beliefs, and expectations regarding our business, customers, consumers, dividends, projected market performance of our common stock related to performance share awards, new accounting pronouncements and accounting changes, commodity costs, cost savings initiatives, hedging activities, legal matters, goodwill and other intangible assets, price volatility and cost environment, liquidity, funding sources, postemployment benefit plans, including expected contributions, obligations, rates of return and costs, capital expenditures and funding, debt, off-balance sheet arrangements and contractual obligations, general views about future operating results, our risk management program, the Proposed Merger and any activities we may undertake in connection with the Proposed Merger, and other events or developments that we expect or anticipate will occur in the future.
These forward-looking statements are not guarantees of future performance and are subject to a number of risks and uncertainties, many of which are beyond our control. Important factors that affect our business and operations and that may cause actual results to differ materially from those in forward-looking statements include, but are not limited to, increased competition; our ability to maintain, extend and expand our reputation and brand image; our ability to differentiate our products from other brands; increasing consolidation of retail customers; changes in relationships with our significant customers and suppliers; our ability to predict, identify and interpret changes in consumer preferences and demand; our ability to drive revenue growth in our key product categories, increase our market share, or add products; an impairment of goodwill or other indefinite-lived intangible assets; volatility in commodity, energy and other input costs; changes in our management team or other key personnel; our geographic focus in North America; changes in regulations; legal claims or other regulatory enforcement actions; product recalls or product liability claims; unanticipated business disruptions; our ability to complete or realize the benefits from potential acquisitions, alliances, divestitures or joint ventures, including the Proposed Merger; our indebtedness and our ability to pay our indebtedness; disruptions in our information technology networks and systems; our inability to protect our intellectual property rights; weak economic conditions; tax law changes; volatility of market-based impacts to postemployment benefit plans; pricing actions; and other factors. For additional information on these and other factors that could affect our forward-looking statements, see our risk factors, as they may be amended from time to time, set forth in our filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 27, 2014 and in this Quarterly Report on Form 10-Q under Part II, Item 1A. Risk Factors. We disclaim and do not undertake any obligation to update or revise any forward-looking statement in this report, except as required by applicable law or regulation.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
As we operate primarily in North America but source our commodities from global markets and periodically enter into financing or other arrangements abroad, we use financial instruments to manage our primary market risk exposures, which are commodity price, foreign currency exchange rate, and interest rate risks. We monitor and manage these exposures as part of our overall risk management program. Our risk management program focuses on the unpredictability of financial markets and seeks to reduce the potentially adverse effects that the volatility of these markets may have on our operating results. We maintain commodity price, foreign currency, and interest rate risk management policies that principally use derivative instruments to reduce significant, unanticipated earnings fluctuations that may arise from volatility in commodity prices, foreign currency exchange rates, and interest rates. We also sell commodity futures to unprice future purchase commitments, and we occasionally use related futures to cross-hedge a commodity exposure. We are not a party to leveraged derivatives and, by policy, do not use financial instruments for speculative purposes. There were no significant changes in the types of derivative instruments we use to hedge our exposures since December 27, 2014. Refer to Note 9, Financial Instruments, to the condensed consolidated financial statements for further information on our derivative activity during the three months ended March 28, 2015 and the types of derivative instruments we used to hedge our exposures.
See "Item 7A. Quantitative and Qualitative Disclosures about Market Risk" in our Annual Report on Form 10-K for the year ended December 27, 2014. Other than as discussed above, there have been no material changes in our market risk as of March 28, 2015.
Item 4. Controls and Procedures.
a.    Evaluation of Disclosure Controls and Procedures
Our CEO and CFO, with other members of management, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 28, 2015.
b.     Changes in Internal Control Over Financial Reporting
Our CEO and CFO, with other members of management, evaluated the changes in our internal control over financial reporting during the quarter ended March 28, 2015. We determined that there were no changes in our internal control over financial reporting during the quarter ended March 28, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II
Item 1.  Legal Proceedings.
See Note 10, Commitments, Contingencies and Debt, to the condensed consolidated financial statements (Part I, Item 1 of this Quarterly Report on Form 10-Q) for information regarding our legal proceedings.
Item 1A. Risk Factors.
Please refer to Part I, Item 1A., Risk Factors, in our Annual Report on Form 10-K for the year ended December 27, 2014 for information regarding factors that could affect our results of operations and financial condition. The following additions have been made to our Risk Factor disclosures subsequent to the filing of such Annual Report on Form 10-K.
We may be unable to obtain shareholder or regulatory approvals required to complete the Proposed Merger; regulatory approval could prevent, or substantially delay, the consummation of the Proposed Merger; a condition to closing of the Proposed Merger may not be satisfied and the Proposed Merger may not be completed; problems may arise in successfully integrating our business with Heinz; the Proposed Merger may involve unexpected costs; and our business may suffer as a result of uncertainty surrounding the Proposed Merger.

As described elsewhere in this Quarterly Report on Form 10-Q, we have entered into the merger agreement, dated as of March 24, 2015, with Heinz, Merger Sub I and Merger Sub II, pursuant to which, in a series of transactions, we will merge with and into a subsidiary of Heinz. Our ability to complete the Proposed Merger is subject to risks and uncertainties, including, but not limited to, the risks that we may be unable to obtain shareholder or regulatory approvals required to complete the Proposed Merger; regulatory approval could prevent, or substantially delay, consummation of the Proposed Merger; conditions to the Proposed Merger may not be satisfied or waived, and the Proposed Merger may not be completed; the merger agreement may be terminated in accordance with its terms and the Proposed Merger may not be completed; the combined company may fail to realize the anticipated benefits; combining the businesses of Heinz and Kraft may be more difficult, costly or time-consuming than expected, which may adversely affect the combined company’s results and negatively affect the value of its common stock following the Proposed Merger; we will incur significant transaction and merger-related costs in connection with the Proposed Merger; third parties may terminate or alter existing contracts or relationships with us; and the combined company may be unable to retain Kraft and/or Heinz key employees successfully after the Proposed Merger is completed. In addition, we will be subject to business uncertainties and certain operating restrictions until consummation of the Proposed Merger and the merger agreement contains restrictions on our ability to pursue other alternatives to the Proposed Merger. If the Proposed Merger is not completed for any reason, including as a result of Kraft shareholders failing to approve the merger agreement, our ongoing business may be adversely affected and we may fail to realize any of the anticipated benefits of having completed the Proposed Merger.

If the combined company is not able to successfully combine the businesses of Heinz and Kraft in an efficient and effective manner, the anticipated benefits and cost savings may not be realized fully, or at all, or may take longer to realize than expected, and the value of common stock of the combined company may be affected adversely. An inability to realize the full extent of the anticipated benefits of the Proposed Merger and the other transactions contemplated by the merger agreement, as well as any delays encountered in the integration process, could have an adverse effect upon the revenues, level of expenses and operating results of the combined company, which may adversely affect the value of its common stock following the Proposed Merger. In addition, the actual integration may result in additional and unforeseen expenses, and the anticipated benefits of the integration plan may not be realized. Actual growth and cost savings, if achieved, may be lower than what the combined company expects and may take longer to achieve than anticipated. If the combined company is not able to adequately address integration challenges, the combined company may be unable to integrate successfully Heinz’s and our operations or to realize the anticipated benefits of the integration of the two companies.

The success of the Proposed Merger will depend in part on the combined company’s ability to retain the talents and dedication of key employees currently employed by Heinz and by us. It is possible that these employees may decide not to remain with Heinz or with us, as applicable, while the Proposed Merger is pending or with the combined company after the Proposed Merger is consummated. If key employees terminate their employment, or if an insufficient number of employees are retained to maintain effective operations, the combined company’s business activities may be adversely affected and management’s attention may be diverted from successfully integrating the businesses to hiring suitable replacements, all of which may cause the combined company’s business to suffer. In addition, we and Heinz may not be able to locate suitable replacements for any key employees who leave either company, or offer employment to potential replacements on reasonable terms.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
The table below sets forth information regarding purchases of our common stock that we made during the three months ended March 28, 2015.

	Total Number of Shares(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Dollar Value of Shares that May Yet be Purchased Under the Program(2)
12/28/2014-1/24/2015	56,856	$63.17	20,000
1/25/2015 - 2/21/2015	83,592	66.45	—
2/22/2015 - 3/28/2015	182,124	64.12	—	$2,252,844,809
For the Quarter Ended March 28, 2015	322,572	64.56	20,000
(1) Includes shares tendered by individuals who used shares to exercise options or to pay the related taxes for grants of restricted stock, restricted stock units, and Performance Shares that vested.
(2) On December 17, 2013, our Board of Directors authorized a $3.0 billion share repurchase program with no expiration date. Under the share repurchase program, we are authorized to repurchase shares of our common stock in the open market or in privately negotiated transactions. The timing and amount of share repurchases are subject to management's evaluation of market conditions, applicable legal requirements, and other factors. We are not obligated to repurchase any shares of our common stock and may suspend the program at our discretion. As of March 28, 2015, we have repurchased approximately 13.1 million shares in the aggregate under this program since its inception. While we have not terminated this program, we have agreed to suspend purchases under the program pursuant to the terms of the merger agreement.

Item 6.  Exhibits.

Exhibit Number	Description

2.1
Agreement and Plan of Merger, dated as of March 24, 2015, among H.J. Heinz Holding Corporation, Kite Merger Sub Corp., Kite Merger Sub LLC and Kraft Foods Group, Inc. (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on March 25, 2015 (File No. 001-35491)).

2.2
First Amendment to the Master Ownership and License Agreement Regarding Trademarks and Related Intellectual Property, by and between Intercontinental Great Brands LLC and Kraft Foods Group Brands LLC, effective as of July 15, 2013.

2.3
Second Amendment to the Master Ownership and License Agreement Regarding Trademarks and Related Intellectual Property, by and between Intercontinental Great Brands LLC and Kraft Foods Group Brands LLC, effective as of October 1, 2014.

3.1	Amended and Restated By-Laws of Kraft Foods Group, Inc. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on March 25, 2015 (File No. 001-35491)).

10.1	Offer of Employment Letter between Kraft Foods Group, Inc. and James Kehoe, dated as of February 17, 2015.+

10.2	Separation Agreement and General Release between Kraft Foods Group, Inc. and Teri L. List-Stoll, dated as of March 10, 2015.+

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1
The following materials from Kraft Foods Group’s Quarterly Report on Form 10-Q for the quarter ended March 28, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Earnings, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Equity, (v) the Condensed Consolidated Statements of Cash Flows, (vi) Notes to Condensed Consolidated Financial Statements, and (vii) document and entity information.

+	Indicates a management contract or compensatory plan or arrangement.

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
KRAFT FOODS GROUP, INC.

/s/ James Kehoe
James Kehoe
                             Executive Vice President and
Chief Financial Officer
Date: April 28, 2015